Form 10QSB
period 1996-03-31
MADISON BANCSHARES GROUP LTD
filed 1996-05-14
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB
                                   -----------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended:  March 31, 1996
                 -----------------------------------------------

Commission file number        0-1739
                       -------------


                         MADISON BANCSHARES GROUP, LTD.
- --------------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

        Pennsylvania                                  23-2512079
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

        1767 Sentry Parkway West, Blue Bell, PA               19422
- -----------------------------------------------              ---------
       (Address of principal executive offices)              (Zip Code)

                                 (215) 641-1111
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
- --------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO
                                    ---     ---

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     964,759 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of May 1, 1996.

                                     PART 1

ITEM 1   - FINANCIAL STATEMENTS

          SEE ANNEX A

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended March 31, 1996 and 1995. The Bank commenced operations in August, 1989.

          CAPITAL RESOURCES

          The total shares of common stock outstanding on March 31, 1996 were 964,759 as compared to 838,975 at March 31, 1995. On May 5, 1995, an additional 58,599 shares were issued in connection with a 7% stock dividend declared on April 18, 1995. On February 15, 1996 an additional 67,185 shares were issued in conjunction with a 7-1/2% stock dividend declared on January 11, 1996. The book value per share of the Company's common stock on December 31, 1995 was $7.66 and at March 31, 1996 was $7.81 per share, as adjusted for the stock dividends.

          The chart below depicts various capital ratios applicable to state chartered Federal Reserve member banks and compares the Bank's actual ratios at March 31, 1996 and December 31, 1995, respectively, which exceeded the levels required for a bank to be classified as well-capitalized.

                                                Regulatory    Actual    Actual
          Ratio                                  Minimum     12/31/95   3/31/96
          -----                                 ----------   --------   -------

          Qualifying Total Capital to
          Risk Weighted Assets                     8.0%       10.17%     11.11%

          Tier 1 Capital, net of intangibles
          to Risk Weighted Assets                  4.0%        9.14%     10.18%

          Tier 1 Leverage Ratio of Capital to
          Total Adjusted Average Assets            4.0%        9.80%      9.58%


          The Company's capital-to-assets ratio decreased from 8.62% as of December 31, 1995 to 8.24% as of March 31, 1996. Management anticipates that its capital-to-assets ratio will decline in future periods in the event that the Company's assets continue to grow.
          The Company's average return on equity as of December 31, 1995 was 7.73%; and its return on average assets was .70%. For the quarter ended March 31,1996, the Company's average return on equity was 8.52% and its return on average assets was .70%.

          LIQUIDITY

          The Bank's Asset/Liability Management Committee, comprised of the members of the Bank's Executive Committee and its Treasurer, is responsible for managing the liquidity position and interest sensitivity of the Bank. The Committee's function is to balance the Bank's interest-sensitive assets and liabilities, while providing adequate liquidity for projected needs. The primary objective of the Asset/Liability Management Committee is to optimize net interest margin in an ever changing rate environment.

          Management continues to believe that short-term market instruments, such as 90-day United States Treasury bills, federal funds, and a combination of fixed rate and floating rate commercial loans are the most appropriate approach to meet the Bank's liquidity needs.

          Management's ability to quickly increase yields on its interest earning assets, primarily federal funds and floating rate loans, has proven that the effect of increases in interest rates generally, reflecting a higher cost of funds environment, is minimal due to the asset-sensitive position the Bank has structured in its asset-liability management strategy. However, the recent decrease in the net interest spread is reflective of the effect that the decrease in interest rates has had on the Bank's balance sheet. Due to the asset sensitive position of the Bank's balance sheet in the immediately repriceable category, loans and federal funds were priced downward and the Bank's liabilities repriced over a 90 day period and are continuing to reprice. Management's risk management review for the quarter ended March 31, 1996 reveals a budgeted loss in earnings of approximately $32,000 due to the decline in interest rates. At
          March 31, 1996 the risk management review indicates that going forward, the general effect on profits of the Bank's gap position within a one year period would be plus or minus (+ or -) $40,000, or .04 basis points. In the event that interest rates decline, the effect on the Company's gap position would be negative. Management believes that any impact will not be significant. As of March
          31, 1996, the Bank's net interest spread was approximately 3.91% as compared to 4.20% at December 31, 1995.

          RESULTS OF OPERATIONS

          As of March 31, 1996, the Company held deposits aggregating $83,259,489, which reflects an increase over deposits of $82,870,620 held at December 31, 1995. Of the $83,259,489 deposits held at March 31, 1996, $13,993,442, or approximately 17%, were non-interest bearing deposits. Total deposit accounts numbered 5,106 at March 31, 1996. As of the same date, outstanding loans receivable in connection with loans made to 1,103 loan accounts totaled approximately $77,699,257 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding for the periods ended March 31, 1996 and December 31, 1995, respectively.

          DEPOSIT LIABILITIES

                                      March 31, 1996         December 31, 1995
                                                 % of                     % of
          Type of Account          Balance     Portfolio   Balance     Portfolio
          ---------------          ---------------------   ---------------------

          Non-Interest bearing (1)  13,993,442     17%      14,452,481     17%
          Interest bearing (2)       4,053,628      5        3,262,291      4
          Money Market (3)          15,613,757     19       16,376,099     20
          Savings (4)                4,189,185      5        4,900,299      6
          CD's Under 100M (5)       27,477,558     33       18,992,236     23
          CD's Over 100M (6)        17,931,919     21       24,870,620     30
                                   -----------    ---      -----------    ---

          Totals                   $83,259,489    100%     $82,870,620    100%
                                   -----------    ---      -----------    ---
                                   -----------    ---      -----------    ---


                                     [Pie Chart]


          LOANS OUTSTANDING
                                      March 31, 1996         December 31, 1995
                                                 % of                     % of
          Type of Account          Balance     Portfolio   Balance     Portfolio
          ---------------          ---------------------   ---------------------

          Real Estate Loans,
            Mortgages(1)           $33,192,142     43%     $32,000,817     44%
          Commercial Loans (2)      36,348,836     47       34,201,976     47
          Consumer Loans (3)         6,486,753      8        6,004,835      8
          Residential Loans Held
            for Sale (4)             1,671,526      2          500,540      1
                                   -----------    ---      -----------    ---

          Totals                   $77,699,259    100%     $72,708,168    100%
                                   -----------    ---      -----------    ---
                                   -----------    ---      -----------    ---


                                     [Pie Chart]

          Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

          The graph below sets forth the Bank's interest income and interest expense growth for the period from March 31, 1995 through March 31, 1996:


                                     [GRAPH]


          For the three months ended March 31, 1996, the Company had a profit of $158,941 or $.16 per share, as compared to a profit of $.14 per share during the three month period ended March 31, 1995. The increase from $138,164 to $158,941 was attributable to employing a greater percentage of the Bank's asset growth in earning assets as opposed to non-earning assets, specifically loan growth.

          The Bank's net interest income after provision for loan losses for the quarters ended March 31, 1996 and March 31, 1995 were $1,008,086 and $789,012, respectively. Interest income was $1,937,211 for the quarter ended March 31, 1996, as compared to $1,495,778 for the quarter ended March 31, 1995. Interest paid on deposits increased to $839,125 from $656,766 during the corresponding quarter of 1996.

          The increase in interest income primarily was due to growth in loans as the graph below depicts.


                                     [GRAPH]


          As of December 31, 1995 the Bank had 750,318 in its allowance for loan losses which represented 1.04% of outstanding loans receivable. During the first quarter of 1996, the Bank added $90,000 to the reserve which represented 1.09% of outstanding loans receivable. There were no loans charged off against the reserve in the first quarter and there was a small recovery. The allowance for loan loss reserve is $840,609 as of March 31, 1996. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses and any losses reasonably expected in the portfolio.

          Other real estate owned at March 31, 1996 involves an original loan balance of $75,000 which was secured by a junior lien collateral mortgage on a property located in Bryn Mawr, Pennsylvania. The loan balance has since been reduced to $59,000 and payments continue to be made on a monthly basis. The property was sold at sheriff's sale and management bid on the property in an effort to protect the bank's lien position. This resulted in the carrying value on the property to be recorded on the bank's books at March 31, 1996 in the amount of $552,349. The property is in excellent condition and has an appraised value of $600,000. The property is listed for sale currently at an asking price of $629,000. The Company has determined that loans totaling $799,800 were impaired and the related allowance for loan losses, previously established, was approximately $62,782.

          From the period January 1, 1996 to March 31, 1996, non-interest expenses were $870,822 as compared to $688,713 during the first quarter of 1995. Of this amount, $435,063, or approximately 50%, was attributable to salary and related employee benefits as compared to $349,732, or 51%, during the first quarter of 1995. The increase was primarily due to increased staffing to accommodate the Bank's growth and its new branch which opened October, 1995.

          Occupancy expenses of $126,342 accounted for 15% of total non-interest expenses in the first quarter of 1996 as compared to $88,091, or 13%, during the first quarter of 1995. This 43% increase was due to expenses incurred to open a new branch and additional space for employee growth.

          Equipment expenses of $44,970 for the quarter ended March 31, 1996 represented an increase over the $28,981 for the first quarter of 1995. The increase was a result of additional maintenance contracts on certain of the Bank's equipment and equipment leases to accommodate for the new branch and employee growth.

          Other operating expenses during the quarter ended March 31, 1996 were $264,447, or approximately 30% of total non-interest expenses, which was comprised primarily of professional fees, data processing fees, printing and supplies, fidelity insurance premiums and Pennsylvania Shares Tax payments. The Bank's Federal Deposit Insurance premiums decreased 99% from March, 1995 due to the Bank receiving a one time rebate declared by the FDIC as a result of the insurance fund being recapitalized. Future payments under the FDIC Assessment Regulation,
          Part 327, will require banks in 1A categories, like the Bank, to pay a minimum of $500 per quarter, regardless of bank deposit size. During the first quarter of 1995 other operating expenses were $221,909 or approximately 32% of total expenses.

          Income tax expense of $79,060 was provided for the quarter ended
          March 31, 1996. Income tax expense for the quarter ended March 31, 1995 was $70,298. The slight increase in income tax expense is due to increased earnings.

          Interest income on federal funds sold represented 2.00% of gross interest income as compared to less than 1.00% during the first quarter 1995. Interest on investment securities during the first quarter of 1996 was $93,275 as compared to $171,078 during the first quarter 1995. This decrease was due to more funds being employed in loans than during the first quarter of 1995. Interest income on investment securities represented approximately 5% of total interest income while interest on loans outstanding represented 93% of the Bank's total interest income. During the first quarter of 1995 interest on loans outstanding represented approximately 88% of total interest income. Total interest and fees on loans at March 31, 1996 was $1,805,058 as compared to $1,319,277 at March 31, 1995.

          Other income of $100,737 for the quarter ended March 31, 1996 was primarily comprised of service charges on deposit accounts and gains on sales of investment securities. During the first quarter 1995 other income totaled $108,163 and was primarily comprised of service charges on deposit accounts, gains on sales of mortgage loans and gains on sales of investment securities. The decrease from $108,163 at March 31, 1995 to $100,737 at March 31, 1996 was attributable to the decrease in gains arising from gains on sale of investments.

                           PART II - OTHER INFORMATION

ITEM 1    LEGAL PROCEEDINGS

          On April 18, 1996, the Company filed an action in the Court of Common Pleas, Montgomery County, Pennsylvania, under the caption, MADISON BANCSHARES GROUP LTD. AND THE MADISON BANK V. ALAN T. SCHIFFMAN (Civ. Act. No. 96-07167), seeking a special injunction and a preliminary injunction to prohibit Alan T. Schiffman, a director and former Chairman of the Company, from (i) the use of a shareholder list which the Company alleges he improperly obtained under false pretenses, and (ii) from taking actions and engaging in a pattern of conduct which the Company alleges constitute a breach of his fiduciary duty as a director. On April 22, 1996, the Court denied the Company's request for emergency relief. Counsel was later advised that a hearing on the Company's petition for a preliminary injunction would be scheduled no earlier than August 1996. On May 10, 1996, the Company filed a praecipe to discontinue the action without prejudice.


ITEM 5    OTHER INFORMATION

          On or about April 19, 1996, the Company delivered to its shareholders proxy materials in connection with the Company's 1996 Annual Meeting of Shareholders which will occur on May 21, 1996. The only matters scheduled to be voted upon at the meeting and the election of directors and the ratification of the selection of auditors. Alan T. Schiffman, a director and former Chairman of the Board of the Company has notified the Company of the nomination of four individuals to stand for election as directors in opposition to the four nominees of the Board of Directors. On or about May 4, 1996, Mr. Schiffman delivered to the Company's shareholders proxy materials relating to such solicitation in opposition.

ITEM 6    EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits Filed

                                                  Page Number in
Exhibit Number                                      Sequential Numbering System
- --------------                                      ---------------------------

     2         None                                         ----

     4         Amended and Restated Articles                  *
               of Incorporation, as amended, and
               Amended and Restated Bylaws of
               the Issuer

     11        Not Applicable                               ----

     15        Not Applicable                               ----

     18        Not Applicable                               ----

     19        None                                         ----

     20        None                                         ----

     23        None                                         ----

     24        None                                         ----

     25        None                                         ----

     27        Financial Data Schedule                      ----

     28        None                                         ----


____________________

* Incorporated by reference from the Issuer's Registration Statement on Form S-1, No. 33-27146

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Madison Bancshares Group, Ltd.



                                        /s/ VITO A. DELISI
                                        -------------------------------------
                                        Vito A. DeLisi
                                        Executive Vice President


                                        /s/ E. CHERYL HINKLE
                                        -------------------------------------
                                        E. Cheryl Hinkle
                                        Vice President




Date Executed:  May 3, 1996

                                     ANNEX A

                                   (UNAUDITED)

                                     ASSETS

                                                         March 31, 1996   December 31, 1995
                                                         --------------   -----------------
Cash and Cash Equivalents:
  Cash and amounts due from banks                         $  4,702,310       $  3,788,002
  Federal funds sold                                         3,100,000          6,685,000
                                                          ------------       ------------
    Total cash and cash equivalents                          7,802,310         10,473,002

Investment Securities:
  Held to maturity (fair value - 1996 $3,091,491;
  1995 $4,213,449)                                           3,110,191          4,209,744
  Available for sale (amortized cost
  1996 $2,050,900; 1995 $2,945,533)                          2,025,669          2,942,869

Loans (Net of allowance for loan losses -
  1996, $840,610; 1995, $750,318)                           75,032,554         71,257,282
Mortgage loans held for sale                                 1,671,526            500,540
Real Estate Owned                                              552,349            552,349
Furniture, Equipment and Leasehold Improvements                526,640            497,045
Accrued interest receivable                                    596,770            604,093
Other Assets                                                   407,129            190,774
                                                          ------------       ------------

TOTAL                                                     $ 91,725,138       $ 91,227,698
                                                          ------------       ------------
                                                          ------------       ------------


                            LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand deposits                     $ 13,993,442       $ 14,452,481
  Interest-bearing demand deposits                           4,053,628          3,262,291
  Savings deposits                                           4,189,185          4,900,299
  Money market deposits                                     15,613,757         16,376,099
  Time deposits                                             45,409,477         43,879,450
                                                          ------------       ------------
    Total Deposits                                          83,259,489         82,870,620

Accrued Interest Payable                                       900,128            656,895

Accrued Expenses and Other Liabilities                          28,759            307,468
                                                          ------------       ------------
  Total Liabilities                                         84,188,376         83,834,983
                                                          ------------       ------------

Commitments
Shareholders Equity:
  Preferred stock, $5 par value - authorized 5,000,000
  shares; issued and outstanding, 0 shares.
  Common stock, $1 par value - authorized 20,000,000
  shares; issued and outstanding, 1996, 964,759 shares;
  1995, 897,574 shares                                         964,759            897,574
  Capital surplus                                            7,146,209          6,709,506
  Accumulated deficit                                         (557,553)          (212,606)
  Net unrealized losses on available for sale securities       (16,653)            (1,759)
                                                          ------------       ------------
    Total shareholders' equity                               7,536,762          7,392,715
                                                          ------------       ------------
TOTAL                                                     $ 91,725,138       $ 91,227,698
                                                          ------------       ------------
                                                          ------------       ------------

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                     1996             1995
                                                                 ------------     ------------
Operating activities:
  Net income                                                     $    158,941          138,164
  Adjustments for non-cash items included in net income:
    Depreciation and amortization                                      31,461           20,822
    Provision for loan losses                                          90,000           50,000
    Net amortization of bond premium/discount                             186          (28,107)
    Amortization of deferred fees & costs, net                        (45,461)         (57,043)
    Gain on sale of mortgages held for sale                            17,149           25,198
    Gain on sale of investments                                                         16,956
  Changes in assets and liabilities which provided (used) cash:
    Mortgage loans held for resale                                 (1,155,367)         412,772
    Interest receivable                                                 7,323           25,934
    Other assets                                                     (208,682)         (22,307)
    Accrued interest payable                                          243,233           94,986
    Accrued expenses and other liabilities                           (278,709)         (41,872)
                                                                 ------------     ------------
Net cash provided by (used in) operating activities                (1,172,694)         569,967
                                                                 ------------     ------------

Investing activities:
  Proceeds from sale of investment securities                                        4,041,138
  Proceeds from maturity of investment securities                   2,100,000          500,000
  Purchase of investment securities                                 1,942,000
  Net change in loans to customers                                 (3,819,811)      (7,074,093)
  Purchase of furniture, equipment and leasehold improvements         (61,056)         (47,754)
                                                                 ------------     ------------
Net cash used in investing activities                              (1,886,867)      (2,580,709)
                                                                 ------------     ------------

Financing activities:
  Increase in demand, savings and time deposits                       388,869        5,062,335
  Decrease in borrowed funds                                                        16,805,000
  Proceeds from issuance of common stock                                                50,000
                                                                 ------------     ------------
Net cash provided by financing activities                             388,869        1,437,335
                                                                 ------------     ------------

Net decrease in cash and cash equivalents                          (2,670,692)        (573,407)

Cash and cash equivalents, beginning of year                       10,473,002        3,976,139
                                                                 ------------     ------------

Cash and cash equivalents, end of period                         $  7,802,310     $  3,402,732
                                                                 ------------     ------------
                                                                 ------------     ------------

Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                     $    595,892     $    561,780
                                                                 ------------     ------------
                                                                 ------------     ------------

    Income taxes                                                 $    361,527
                                                                 ------------
                                                                 ------------

Supplemental disclosures of noncash investing activities
  Unrealized loss on available for sale securities               $    (16,653)     $    33,852
                                                                 ------------     ------------
                                                                 ------------     ------------

                 See notes to consolidated financial statements

                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)

                                                        1996           1995
                                                    -----------    -----------
Interest income:
  Interest and fees on loans                        $ 1,805,058    $ 1,319,277
  Interest and dividends on investment securities:
    US Government obligations                            74,135        151,360
    Municipal bonds                                      12,231         12,258
    Other securities                                      6,909          7,460
    Interest on temporary investments                    38,878          5,423
                                                    -----------    -----------
                                                      1,937,211      1,495,778
                                                    -----------    -----------
Interest expense:
  Interest on:
    Demand deposits                                      18,432         14,809
    Savings and money market deposits                   161,967        234,310
    Time deposits                                       658,657        356,733
    Federal Funds Purchased                                  69         50,914
                                                    -----------    -----------
                                                        839,125        656,766
                                                    -----------    -----------

Net interest income before provision for loan losses  1,098,086        839,012
Provision for loan losses                                90,000         50,000
                                                    -----------    -----------
Net interest income after provision for loan losses   1,008,086        789,012
                                                    -----------    -----------

Other noninterest income:
  Gain on sale of mortgage loans                         15,619          7,570
  Service charges on deposit accounts                    70,166         72,185
  Gain on sale of investments                                 0         15,812
  Other                                                  14,952         12,596
                                                    -----------    -----------
      Total noninterest income                          100,737        108,163
                                                    -----------    -----------

Other noninterest expenses:
  Salary and employee benefits                          435,063        349,732
  Occupancy                                             126,342         88,091
  Equipment                                              44,970         28,981
  Computer processing                                    49,647         42,287
  Deposit insurance                                         500         34,819
  Legal                                                  17,435          3,597
  Professional fees                                      19,625         22,800
  Business development                                   27,385         16,397
  Office and stationary supplies                         19,852         16,701
  Advertising                                            19,765         13,373
  Other operating                                       110,238         71,935
                                                    -----------    -----------
      Total noninterest expenses                        870,822        688,713
                                                    -----------    -----------

Income before income taxes                              238,001        208,462

Provision for income taxes                               79,060         70,298
                                                    -----------    -----------

Net income                                          $   158,941    $   138,164
                                                    -----------    -----------
                                                    -----------    -----------

Net income per common share                         $      0.16   $       0.14
                                                    -----------    -----------
                                                    -----------    -----------

Weighted average number of shares                       964,759        964,759
                                                    -----------    -----------
                                                    -----------    -----------

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996

1.   Basis of presentation:

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which in the opinion of management are necessary for fair statement of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 1996 and 1995 are not necessarily indicative of the results which may be expected for the entire fiscal year.

     Certain reclassifications have been made to the Consolidated Statement of Income for the three months ended March 31, 1995 in order to conform to presentation for the three months ended March 31, 1996.

2.   Principles of consolidation:

     The consolidated financial statements include the accounts of Madison Bancshares Group, Ltd. and its wholly owned subsidiary, the Madison Bank (the Bank). All material intercompany balances and transactions have been eliminated.

3.   Stock dividends:

     On January 11, 1996, the Board of Directors declared a 7-1/2% stock dividend on Common Stock outstanding. The dividend was paid on February 15, 1996 to shareholders of record on January 31, 1996. This resulted in an additional issuance of 67,185 shares of common stock.

4.   Provision for income taxes:

     The provision for income taxes is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109.

                                                  Three months ended
                                                 3/31/96      3/31/95
                                                 --------------------

     Provision for current income taxes          $79,060      $ 62,900
     Provision for deferred income taxes                         7,398
                                                 -------      --------
       Total                                     $79,060      $ 70,298
                                                 -------      --------
                                                 -------      --------

     A reconciliation between the provision for income taxes computed at the statutory federal income tax rate of 34% and the actual provision for income taxes is as follows:

                                                  Three months ended
                                                 3/31/96      3/31/95
                                                 --------------------
     Federal income tax provision at statutory
       rate                                      $79,060      $70,298
                                                 -------      -------
     Actual provision for income taxes           $79,060      $70,298
                                                 -------      -------
                                                 -------      -------

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996



4.   Provision for income taxes (continued):

     The deferred income tax expense and benefit provision for the three months ended March 31, 1996 and 1995 results from temporary differences of excess of book over tax depreciation, allowance for loan losses, deferred loan fees, and amortization of preopening costs.

5.   Net income per share:

     Net income per share of common stock is based upon the weighted average number of shares outstanding during the period of 964,759 in March, 1996 and March, 1995, after giving effect to the stock dividend of January, 1996.

                        ANNEX TO FORM 10-QSB
                      (Description of Charts)

1. Pie Chart setting forth Deposit Liabilities at March 31, 1996 and December 31, 1995 indexed to the table of Deposit Liabilities.

2. Pie Chart setting forth Loans Outstanding at March 31, 1996 and December 31, 1995 indexed to the table of Loans Outstanding.

3. Graph showing interest growth and interest expense growth for the period March 31, 1995 through March 31, 1996 (000s).

1995          NET INTEREST INCOME         TOTAL NON-INTEREST EXPENSE
- ----          -------------------         --------------------------
March               369                              241
April               307                              255
May                 324                              261
June                362                              273
July                334                              260
August              345                              259
September           345                              234
October             352                              279
November            371                              344
December            409                              289

1996
- ----
January             389                              303
February            367                              301
March               383                              298

4. Graph showing growth in Loans and Deposits for the period March 31, 1995 through March 31, 1996 (000s).

1995              LOANS          DEPOSITS
- ----              -----          --------
March            59,969           67,096
April            61,762           66,616
May              62,928           70,944
June             64,863           69,897
July             65,620           69,266
August           67,094           72,403
September        69,062           72,486
October          70,344           80,169
November         71,272           80,051
December         72,514           82,904

1996
- ----
January          74,051           77,793
February         77,391           83,711
March            77,699           83,269