Form 10QSB
period 1996-06-30
MADISON BANCSHARES GROUP LTD
filed 1996-08-19
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED:  JUNE 30, 1996


Commission file number        0-1739
                       -------------


                         MADISON BANCSHARES GROUP, LTD.
- --------------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

         Pennsylvania                                    23-2512079
- -------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

       1767 Sentry Parkway West, Blue Bell, PA                  19422
- ----------------------------------------------               ----------
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

     971,360 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of August 12,1996.

                                     PART 1

ITEM 1    - FINANCIAL STATEMENTS

            SEE ANNEX A

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended June 30, 1996 and 1995, respectively.

          CAPITAL RESOURCES

          The total shares of common stock outstanding on June 30, 1996 was 971,360 as compared to 897,574 at December 31, 1995. On May 5, 1995,
          58,728 shares were issued in conjunction with a 7% stock dividend declared on April 18, 1995. On February 15, 1996 an additional 67,185 shares were issued in conjunction with a 7-1/2% stock dividend declared on January 11, 1996. The book value per share of the Company's common stock on December 31, 1995, was $7.66 and at June 30, 1996, was $7.87, after giving effect to the stock dividend.

          During the six month period, January 1, 1996 to June 30, 1996, the Bank's total assets increased by approximately $4.3 million or approximately 5% to $95,625,074.

          The chart below depicts various capital ratios applicable to state chartered Federal Reserve member banks and compares the Bank's actual ratios at June 30, 1996 and December 31, 1995, respectively, which exceeded the levels required for a bank to be classified as well-capitalized.
                                               Regulatory    Actual    Actual
          Ratio                                 Minimum     12/31/95   6/30/96
          -----                                ----------   --------   -------

          Qualifying Total Capital to
          Risk Weighted Assets                    8.0%       10.75%    11.74%

          Tier 1 Capital, net of intangibles
          to Risk Weighted Assets                 4.0%        9.75%    10.68%

          Tier 1 Leverage Ratio of Capital to
          Total Adjusted Average Assets           4.0%        9.05%     8.49%


          The Company's capital-to-assets ratio decreased from 8.62% as of December 31, 1995 to 8.49% as of June 30, 1996. The decrease in the capital-to-assets ratio for the quarter ended June 30, 1996, was attributable to the growth of assets at a faster rate than retained earnings. Management anticipates that its capital-to-assets ratio will decline in future periods as the Company's assets continue to grow. The Company's average return on equity as of December 31, 1995, was 7.73%; and its return on average assets was .70%. As of June 30,1996, the Company's average return on equity was 8.07% and its return on average assets was .65%.

          LIQUIDITY

          The Bank's Asset/Liability Management Committee, comprised of the members of the Bank's Executive Committee and its Treasurer, is responsible for managing the liquidity position and interest sensitivity of the Bank. The Committee's function is to balance the Bank's interest-sensitive assets and liabilities, while providing adequate liquidity for projected needs. The primary objective of the Asset/Liability Management Committee is to maximize net interest margin in an ever changing rate environment.

          Management continues to believe that short-term market instruments, such as 90-day United States Treasury bills, federal funds, and a combination of fixed rate and floating rate commercial loans are the most appropriate means to meet the Bank's liquidity needs.

          Management is able to quickly increase yields on its interest earning assets, primarily floating rate loans. As a result, the effect of increases in interest rates generally, reflecting a higher cost of funds, is minimal due to the asset-sensitive position the Bank has structured through its asset-liability management strategy. However, the recent decrease in the net interest spread reflects the effect of a decrease in interest rates. Due to the asset sensitive position of the Bank's balance sheet in the immediately repriceable category, loans and federal funds were priced downward and the Bank's liabilities were repriced over a 6 month period and are continuing to be repriced. At June 30, 1996 the risk managment review indicates that, going forward, the general effect of the Bank's gap position within a one year period would be a plus or minus (+ or -) effect of $34,000 on profits, or .02 basis points. In the event interest rates further decline, the effect on the Company's gap position would be negative. Management believes that any impact will not be significant. As of June 30, 1996, the Bank's net interest spread was approximately 4.00% as compared to 4.20% at December 31, 1995.

          RESULTS OF OPERATIONS

          As of June 30, 1996, the Company held deposits aggregating $77,179,968, which reflects a decrease from deposits of $82,870,620 held at December 31, 1995. The 7% decline in deposits was the result of the Bank not renewing Certificates of Deposit bearing rates that were higher than the Bank was then offering and, as a result, the Bank increased its borrowings. Of the $77,179,968 deposits held at June 30, 1996, $14,330,560, or approximately 19%, were non-interest bearing deposits. Total deposit accounts numbered 4,997 at June 30, 1996. As of the same date, outstanding loans receivable in connection with loans made to 1,160 loan accounts totaled approximately $79,331,298 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding as of June 30, 1996 and December 31, 1995, respectively.

          DEPOSIT LIABILITIES

                                               June 30, 1996          December 31, 1995
                                                          % of                     % of
          Type of Account                  Balance      Portfolio   Balance      Portfolio
          ---------------                  ----------------------   ----------------------
          Non-Interest bearing (1)          14,330,560       19%     14,452,481       17%
          Interest bearing (2)               3,802,031        5       3,262,291        4
          Money Market (3)                  13,876,674       18      16,376,099       20
          Savings (4)                        4,792,131        6       4,900,299        6
          CD's Under 100M (5)               23,308,954       30      18,992,236       23
          CD's Over 100M (6)                17,069,618       22      24,887,214       30
                                           -----------       ---    -----------       ---

          Totals                           $77,179,968      100%    $82,870,620      100%
                                           -----------       ---    -----------       ---
                                           -----------       ---    -----------       ---


                                     [GRAPH]


          LOANS OUTSTANDING

                                               June 30, 1996          December 31, 1995
                                                          % of                     % of
          Type of Account                  Balance      Portfolio   Balance      Portfolio
          ---------------                  ----------------------   ----------------------
          Real Estate Loans, Mortgages(1)  $35,803,301       45%    $32,000,817       44%
          Commercial Loans (2)              35,104,886       44      34,201,976       47
          Consumer Loans (3)                 7,326,728        9       6,004,835        8
          Residential Loans Held for
            Sale (4)                         1,096,383        2         500,540        1
                                           -----------      ----   ------------      ----

          Totals                           $79,331,298      100%    $72,708,168      100%
                                           -----------      ----   ------------      ----
                                           -----------      ----   ------------      ----


                                     [GRAPH]

          Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

          The graph below sets forth the Bank's interest income and interest expense growth for the period from June 30, 1995, through June 30, 1996:


                                     [GRAPH]


          For the six months ended June 30, 1996, the Company had a profit of $260,914, or $.27 per share, as compared to a profit of $.28 per share during the six month period ended June 30, 1995. For the quarter ended June 30, 1996, the Company had a profit of $101,973 or $.11 per share as compared to $131,378, or $.14 per share for the quarter ended June 30, 1995. The decrease from the quarter and six months ended June 30, 1996 compared to June 30, 1995 was attributable to certain non-recurring expenses related to the proxy solicitation for the annual shareholders meeting.

          The Bank's net interest income, after provision for loan losses for the six months ended June 30, 1996 and June 30, 1995, was $2,037,833 and $1,670,650, respectively. Interest income was $3,896,429 for the six months ended June 30, 1996, as compared to $3,194,761 the six months ended June 30, 1995. For the quarters ended June 30, 1996 and 1995, the Bank's interest income was $1,029,747 and $881,638, an increase of 17% over 1995. Interest expense on deposits and borrowed funds increased from $1,397,111, at June 30, 1995 to $1,641,096 as of June 30, 1996, a 17% increase.

          The increase in interest income was due primarily to growth in loans, as the graph below depicts.


                                     [GRAPH]


          As of December 31, 1995 the Bank had a $750,318 allowance for loan losses which represented 1.04% of outstanding loans receivable. During the first six months of 1996, the Bank added $217,500 to the reserve which represented .97% of outstanding loans receivable. Loans charged off against the reserve during the second quarter of 1996 amounted to $203,745. The allowance for loan loss reserve is $766,365 as of June 30, 1996. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

          Other real estate owned at June 30, 1996 represents an original loan balance of $75,000 which was secured by a junior lien collateral mortgage on a property located in Bryn Mawr, Pennsylvania. The loan balance has since been reduced to $59,000 and payments continue to be made on a monthly basis. The propertly was sold at sheriff's sale and management bid on the property in order to protect the bank's lien position resulting in a carrying value on the property at June 30, 1996 in the amount of $552,349. The Company has determined that loans totaling $720,451 were "impaired" and the related allowance for loan losses, for such loans previously established, was approximately $232,326.

          During the period from January 1, 1996, to June 30, 1996, non-interest expenses were $1,840,994 as compared to $1,471,136 during the same period in 1995. Of this amount, $832,835, or approximately 45%, was attributable to salary and related employee benefits as compared to $698,922, or 48% during the first six months of fiscal 1995.

          For the quarter ended June 30, 1996, non-interest expense totaled $970,172 as compared to $782,423 during the same quarter of 1995, an increase of 24%. Salary expenses were $397,772 for the second quarter 1996 as compared to $349,190 in the second quarter 1995. The increase in salary and related expenses was due to increased staffing for the two new branches the Bank has opened since June 1995.

          Occupancy and equipment expenses combined for the six months ended June 30, 1996 were $352,832 as compared to $239,944 during the same period in 1995. For the quarter ended June 30, 1996, occupancy and equipment expenses were $181,520 as compared to $122,922 for the quarter ended June 30, 1995. The increase was due to annual increases in rent expenses and the addition of the two new branches.

          Proxy related expenses totaled $90,000 for the quarter and six months ended June 30, 1996. The expense is anticipated to be a non-recurring expense and is a result of the proxy contest with respect to the Company's Annual Meeting which resulted in additional expense for legal and outside advisory services (See Item 4).

          For the six months ended June 30, 1996, other operating expenses totaled $248,350, or approximately 13% of total other expenses, as compared to $196,726, or 13%, during the same period in 1995. For the quarter ended June 30, 1996, these expenses totaled $138,112 as compared to $124,791 for the quarter ended June 30, 1995. The overall increase in operating expenses was due to the increased growth of the Bank and the addition of two branches. Other operating expenses were comprised primarily of professional fees, Director fees, business promotional, telephone, fidelity insurance premium, and loan taxes.

          Income tax expense for the six months and quarter ended June 30, 1996 was $147,475 and $68,415 as compared to $131,217 and $60,919 for the six months and quarter ended June 30, 1995. The tax provision increased 12% due to slightly increased profits.

          Interest income on federal funds sold increased from $15,408 for the quarter ended June 30, 1995 to $22,005 for the quarter ended June 30, 1996. For the six months ended June 30, 1995 interest income on federal funds sold was $20,831, or less than 1% of gross interest income as compared to $60,883 or less than 2% of gross interest income for the six months ended June 30, 1996. Interest income on investment securities for the quarter and six months ended June 30, 1995 was $129,175 and $300,253 respectively. For the quarter and six months ended June 30, 1996 interest income on investment securities was $82,708 and $175,983, respectively. The decrease was a direct result of an increase in the funding of loans versus investment in secondary investments.

          During the quarter ended June 30, 1996, interest and fees on loans was $1,854,505 as compared to $1,554,400 in 1995. For the six months ended June 30, 1996, and June 30, 1995, interest income on loans was $3,659,563, or 94% of gross interest income, and $2,873,677, or 90% of gross interest income, respectively. The increase in interest income on loans is due to the overall growth in the portfolio.

          Other income of $211,550 for the period from January 1, 1996, to June 30, 1996, was primarily comprised of service charges on deposit accounts and gains on sales of mortgage loans in the secondary market. During the same period in 1995, other income totaled $201,245. The increase over the same period in 1995 was due to refinancings of mortgage loans and growth in service charges on deposit accounts. For the quarter ended June 30, 1996, other income was $110,813 as compared to $93,082 for the quarter ended June 30, 1995, primarily due to growth of service charges on deposit accounts.

                           PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

          Not Applicable.

ITEM 2  CHANGES IN SECURITIES

          Not Applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

          Not Applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          (a) On May 21, 1996 the Company held its Annual Meeting of Stockholders. As of the record date the total number of votes eligible to cast at the Annual Meeting was 964,759. The following proposals were presented for a vote by the company's stockholders:

               PROPOSAL I - Election of Four (4) Directors.

               PROPOSAL II - Ratification of the Appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1996 fiscal year.

          (b) At the Company's Annual Meeting the following directors were re-elected to a three year term:

          1.   Peter DePaul

          2.   Arnold M. Katz

          3.   Lorraince C. King, M.D.

          4.   Michael O'Donoghue

          The term of each of the following directors continued after the Annual
          Meeting:

          1.   Vito A. DeLisi

          2.   John P. Horton

          3.   Francis R. Iacobucci

          4.   Donald J. Reape

          5.   Alan T. Schiffman

          6.   Gary E. Daniels

          7.   Philip E. Hughes, Jr.

          8.   Kathleen A. Kucer, M.D.

          9.   Blaine W. Scott, III

     (c) PROPOSAL I. ELECTION OF DIRECTORS. Four directors were nominated by the Company to stand for re-election to the Board. In addition, four persons were nominated in opposition to such directors by certain of the Company's shareholders, including Alan T. Schiffman, a director and former Chairman of the Board. As set forth below each of the Company's nominees were re-elected.

          Name of Nominee               Votes For     Votes Withheld    Abstain
          ---------------               ---------     --------------    -------

          Peter DePaul                   628,713           3,390           0

          Arnold M. Katz                 632,047              56           0

          Lorraince C. King, M.D.        632,103               0           0

          Michael O'Donoghue             632,103               0           0

          Arthur R. Schmauder            229,506               0           0

          Michael C. Erlbaum             229,506               0           0

          Larry J. Kraft                 229,506               0           0

          John Connolly                  229,506               0           0

     PROPOSAL II. RATIFICATION OF DELOITTE & TOUCHE LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE 1996 FISCAL YEAR.

     Votes For                   Votes Withheld                     Abstain
     ---------                   --------------                     -------

     855,463                          1,000                          5,146




     ITEM 5  OTHER INFORMATION

          On or about August 5, 1996 The Madison Bank opened its fourth branch located at 600 W. Lancaster Avenue, Strafford, Pennsylvania.

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

      4        Amended and Restated Articles                     *
               of Incorporation, as amended, and
               Amended and Restated Bylaws of
               the Issuer

      10       Lease by and between The Madison
               Bank and Michael A. Massarella,
               Trustee, dated May 14, 1996                    ----

      11       Not Applicable                                 ----

      15       Not Applicable                                 ----

      18       Not Applicable                                 ----

      19       None                                           ----

      20       None                                           ----

      23       None                                           ----

      24       None                                           ----

      25       None                                           ----

      27       Financial Data Schedule                        ----

      28       None                                           ----



- --------------------

* Incorporated by reference from the Issuer's Registration Statement on Form S-1 No. 33-27146

          (b)  Reports on Form 8-K

                 On May 29, 1996, the Company filed a Report on Form 8-K with respect to its annual meeting of Shareholders.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Madison Bancshares Group, Ltd.



                                        /s/ Vito A. Delrsi
                                        -----------------------------------
                                        Vito A. DeLisi
                                        Executive Vice President

                                        /s/ E. Cheryl Hinkle
                                        -----------------------------------
                                        E. Cheryl Hinkle
                                        Vice President




Date Executed:  August 16, 1995

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (UNAUDITED)

                                     ASSETS

                                                         JUNE 30, 1996     DECEMBER 31, 1995
                                                         -------------     -----------------
CASH AND CASH EQUIVALENTS:
  CASH AND AMOUNTS DUE FROM BANKS                        $   4,081,922         $   3,788,002
  FEDERAL FUNDS SOLD                                         3,670,000             6,685,000
                                                         -------------         -------------
      TOTAL CASH AND CASH EQUIVALENTS                        7,751,922            10,473,002

INVESTMENT SECURITIES:
  HELD TO MATURITY (FAIR VALUE - 1996 $2,559,503;
  1995 $4,213,449)                                           2,609,547             4,209,744
  AVAILABLE FOR SALE (AMORTIZED COST
   1996 $4,750,585; 1995 $2,945,533)                         4,719,524             2,942,869

LOANS (NET OF ALLOWANCE FOR LOAN LOSSES -
  1996, $766,364; 1995, $750,318)                           77,269,465            71,257,282
MORTGAGE LOANS HELD FOR SALE                                 1,096,383               500,540
REAL ESTATE OWNED                                              555,539               552,349
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS                527,141               497,045
ACCRUED INTEREST RECEIVABLE                                    625,999               604,093
OTHER ASSETS                                                   469,554               190,774
                                                         -------------         -------------

TOTAL                                                    $  95,625,074         $  91,227,698
                                                         -------------         -------------
                                                         -------------         -------------

                    LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  NONINTEREST-BEARING DEMAND DEPOSITS                    $  14,330,561         $  14,452,481
  INTEREST-BEARING DEMAND DEPOSITS                           3,802,031             3,262,291
  SAVINGS DEPOSITS                                           4,792,131             4,900,299
  MONEY MARKET DEPOSITS                                     13,876,673            16,376,099
  TIME DEPOSITS                                             40,378,572            43,879,450
                                                         -------------         -------------
      TOTAL DEPOSITS                                        77,179,968            82,870,620

BORROWED FUNDS                                              10,000,000

ACCRUED INTEREST PAYABLE                                       664,854               656,895

ACCRUED EXPENSES AND OTHER LIABILITIES                          99,286               307,468
                                                         -------------         -------------

      TOTAL LIABILITIES                                     87,944,108            83,834,983
                                                         -------------         -------------

COMMITMENTS
SHAREHOLDERS EQUITY:
  PREFERRED STOCK, $5 PAR VALUE - AUTHORIZED 5,000,000
  SHARES; ISSUED AND OUTSTANDING, 0 SHARES.
  COMMON STOCK, $1 PAR VALUE - AUTHORIZED 20,000,000
   SHARES; ISSUED AND OUTSTANDING, 1996, 971,360 SHARES;
   1995, 897,574 SHARES                                        971,360               897,574
  CAPITAL SURPLUS                                            7,185,686             6,709,506
  ACCUMULATED DEFICIT                                        (455,580)             (212,606)
  NET UNREALIZED LOSSES ON AVAILABLE FOR SALE SECURITIES      (20,500)               (1,759)
                                                         -------------         -------------
      TOTAL SHAREHOLDERS' EQUITY                             7,680,966             7,392,715
                                                         -------------         -------------
TOTAL                                                    $  95,625,074         $  91,227,698
                                                         -------------         -------------
                                                         -------------         -------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)

                                                             THREE MONTHS ENDED           SIX MONTHS ENDED
                                                             1996          1995          1996          1995
                                                        ------------  ------------  ------------  ------------
INTEREST INCOME:
  INTEREST AND FEES ON LOANS                            $  1,854,505  $  1,554,400  $  3,659,563  $  2,873,677
  INTEREST AND DIVIDENDS ON INVESTMENT SECURITIES:
    US GOVERNMENT OBLIGATIONS                                 60,506       109,760       134,641       261,120
    MUNICIPAL BONDS                                           12,225        12,251        24,456        24,509
    OTHER SECURITIES                                           9,977         7,164        16,886        14,624
    INTEREST ON TEMPORARY INVESTMENTS                         22,005        15,408        60,883        20,831
                                                        ------------  ------------  ------------  ------------
                                                           1,959,218     1,698,983     3,896,429     3,194,761
                                                        ------------  ------------  ------------  ------------

INTEREST EXPENSE:
  INTEREST ON:
    DEMAND DEPOSITS                                           19,988        19,437        38,420        34,246
    SAVINGS AND MONEY MARKET DEPOSITS                        156,557       233,042       318,524       467,352
    TIME DEPOSITS                                            594,448       484,825     1,253,105       841,558
    FEDERAL FUNDS PURCHASED                                   30,978         3,041        31,047        53,955
                                                        ------------  ------------  ------------  ------------
                                                             801,971       740,345     1,641,096     1,397,111
                                                        ------------  ------------  ------------  ------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES       1,157,247       958,638     2,255,333     1,797,650
PROVISION FOR LOAN LOSSES                                    127,500        77,000       217,500       127,000
                                                        ------------  ------------  ------------  ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        1,029,747       881,638     2,037,833     1,670,650
                                                        ------------  ------------  ------------  ------------

OTHER NONINTEREST INCOME:
  GAIN ON SALE OF MORTGAGE LOANS                              13,531         8,775        29,150        16,345
  SERVICE CHARGES ON DEPOSIT ACCOUNTS                         82,957        77,252       153,123       149,437
  GAIN (LOSS) ON SALE OF INVESTMENTS                                                                    15,812
  OTHER                                                       14,325         7,055        29,277        19,651
                                                        ------------  ------------  ------------  ------------
      TOTAL NONINTEREST INCOME                               110,813        93,082       211,550       201,245
                                                        ------------  ------------  ------------  ------------

OTHER NONINTEREST EXPENSES:
  SALARY AND EMPLOYEE BENEFITS                               397,772       349,190       832,835       698,922
  OCCUPANCY                                                  130,221        91,821       256,563       179,912
  EQUIPMENT                                                   51,299        31,101        96,269        60,082
  COMPUTER PROCESSING                                         51,694        43,631       101,341        85,918
  DEPOSIT INSURANCE                                            1,000        34,820         1,500        69,639
  LEGAL                                                       32,391        11,997        49,826        15,594
  PROFESSIONAL FEES                                           14,255        22,000        33,880        44,800
  BUSINESS DEVELOPMENT                                        29,572        31,525        56,957        47,922
  OFFICE AND STATIONARY SUPPLIES                              20,026        21,294        39,878        37,995
  ADVERTISING                                                 13,830        20,253        33,595        33,626
  PROXY RELATED EXPENSES                                      90,000                      90,000
  OTHER OPERATING                                            138,112       124,791       248,350       196,726
                                                        ------------  ------------  ------------  ------------
      TOTAL OTHER NONINTEREST EXPENSES                       970,172       782,423     1,840,994     1,471,136
                                                        ------------  ------------  ------------  ------------

INCOME BEFORE INCOME TAXES                                   170,388       192,297       408,389       400,759
PROVISION FOR INCOME TAXES                                    68,415        60,919       147,475       131,217
                                                        ------------  ------------  ------------  ------------

NET INCOME                                              $    101,973  $    131,378  $    260,914  $    269,542
                                                        ------------  ------------  ------------  ------------
                                                        ------------  ------------  ------------  ------------

NET INCOME PER COMMON SHARE                             $       0.11  $       0.14  $       0.27  $       0.28
                                                        ------------  ------------  ------------  ------------
                                                        ------------  ------------  ------------  ------------

WEIGHTED AVERAGE NUMBER OF SHARES                            966,551       964,759       966,551       964,759
                                                        ------------  ------------  ------------  ------------
                                                        ------------  ------------  ------------  ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  FOR THE PERIODS ENDED JUNE 30, 1996 AND 1995
                                   (UNAUDITED)


                                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                 1996          1995          1996          1995
                                                             ------------  ------------  ------------  ------------
OPERATING ACTIVITIES:
  NET INCOME                                                 $    101,973       131,378  $    260,914       269,542
  ADJUSTMENTS FOR NON-CASH ITEMS INCLUDED IN
    NET INCOME:
    DEPRECIATION AND AMORTIZATION                                  35,437        21,606        66,898        42,428
    PROVISION FOR LOAN LOSSES                                     127,500        77,000       217,500       127,000
    NET AMORTIZATION OF BOND PREMIUM/DISCOUNT                       9,046       (12,851)        9,232       (40,958)
    AMORTIZATION OF DEFERRED FEES & COSTS, NET                      2,857       135,857       (42,604)       78,814
    GAIN ON SALE OF MORTGAGE NOTES                                (13,531)       (8,776)      (29,150)      (16,346)
    GAIN ON SALE OF INVESTMENTS                                                                             (15,812)
  CHANGES IN ASSETS AND LIABILITIES WHICH PROVIDED
    (USED) CASH:
      MORTGAGE LOANS HELD FOR RESALE                              588,674    (1,112,137)     (566,693)     (699,365)
      INTEREST RECEIVABLE                                         (29,229)      (54,974)      (21,906)      (29,040)
      OTHER ASSETS                                                (70,098)        9,808      (278,780)      (12,499)
      ACCRUED INTEREST PAYABLE                                   (235,274)      204,895         7,959       299,881
      ACCRUED EXPENSES AND OTHER LIABILITIES                       70,527        24,973      (208,182)      (16,899)
                                                             ------------  ------------  ------------  ------------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES               587,882      (583,221)     (584,812)      (13,254)
                                                             ------------  ------------  ------------  ------------

INVESTING ACTIVITIES:
  PROCEEDS FROM SALE OF INVESTMENT SECURITIES                                                             4,041,138
  PROCEEDS FROM MATURITY OF INVESTMENT SECURITIES                 500,000     3,000,000     2,600,000     3,500,000
  PURCHASE OF INVESTMENT SECURITIES                            (2,698,431)                 (2,804,431)
  NET CHANGE IN LOANS TO CUSTOMERS                             (2,367,268)   (4,250,957)   (6,187,079)  (11,325,050)
  PURCHASE OF FURNITURE, EQUIPMENT AND LEASEHOLD
    IMPROVEMENTS                                                  (35,939)        5,882       (96,995)      (41,872)
  ADDITIONS TO REAL ESTATE OWNED                                   (3,190)     (569,816)       (3,190)     (569,816)
                                                             ------------  ------------  ------------  ------------
NET CASH USED IN INVESTING ACTIVITIES                          (4,604,828)   (1,814,891)   (6,491,695)   (4,395,600)
                                                             ------------  ------------  ------------  ------------

FINANCING ACTIVITIES:
  INCREASE (DECREASE) IN DEMAND, SAVINGS AND
    TIME DEPOSITS                                              (6,079,520)    2,896,811    (5,690,651)    7,959,146
  INCREASE (DECREASE) IN BORROWED FUNDS                        10,000,000                  10,000,000    (3,675,000)
  PROCEEDS FROM ISSUANCE OF COMMON STOCK                           46,078                      46,078        50,000
                                                             ------------  ------------  ------------  ------------
NET CASH PROVIDED FINANCING ACTIVITIES                          3,966,558     2,896,811     4,355,427     4,334,146
                                                             ------------  ------------  ------------  ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS              (50,388)      498,699    (2,721,080)      (74,708)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                  7,802,310     3,402,732    10,473,002     3,976,139

                                                             ------------  ------------  ------------  ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                     $  7,751,922  $  3,901,431  $  7,751,922  $  3,901,431
                                                             ------------  ------------  ------------  ------------
                                                             ------------  ------------  ------------  ------------

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    INTEREST PAID                                            $  1,037,245  $    535,450  $  1,633,137  $  1,097,230
                                                             ------------  ------------  ------------  ------------
                                                             ------------  ------------  ------------  ------------

    TAXES PAID                                               $    100,000  $     65,000  $    461,527  $     65,000
                                                             ------------  ------------  ------------  ------------
                                                             ------------  ------------  ------------  ------------

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING ACTIVITIES
  UNREALIZED LOSS (GAIN) ON AVAILABLE FOR SALE SECURITIES    $      3,847  $    (19,250) $     18,741  $     14,602
                                                             ------------  ------------  ------------  ------------
                                                             ------------  ------------  ------------  ------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


1.   BASIS OF PRESENTATION:

     THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS WERE PREPARED IN ACCORDANCE WITH INSTRUCTIONS FOR QUARTERLY REPORTS ON FORM 10-Q AND, THEREFORE, DO NOT INCLUDE INFORMATION OR FOOTNOTES NECESSARY FOR A COMPLETE PRESENTATION OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, SHAREHOLDERS' EQUITY AND CASH FLOWS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. HOWEVER, THE FINANCIAL STATEMENTS REFLECT ALL ADJUSTMENTS WHICH IN THE OPINION OF MANAGEMENT ARE NECESSARY FOR FAIR STATEMENT OF FINANCIAL RESULTS AND THAT ALL ADJUSTMENTS ARE OF A NORMAL RECURRING NATURE. THE RESULTS OF OPERATIONS FOR THE SIX MONTH PERIODS ENDED JUNE 30, 1996 AND 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS WHICH MAY BE EXPECTED FOR THE ENTIRE FISCAL YEAR.

2.   PRINCIPLES OF CONSOLIDATION:

     THE CONSOLIDATED FINANCIAL STATEMENTS INCLUDE THE ACCOUNTS OF MADISON BANCSHARES GROUP, LTD. AND ITS WHOLLY OWNED SUBSIDIARY, MADISON BANK (THE
     BANK). ALL MATERIAL INTERCOMPANY BALANCES AND TRANSACTIONS HAVE BEEN ELIMINATED.

3.   STOCK DIVIDENDS:

     ON JANUARY 11, 1996, THE BOARD OF DIRECTORS DECLARED A 7-1/2% STOCK DIVIDEND ON COMMON STOCK OUTSTANDING. THE DIVIDEND WAS PAID ON FEBRUARY 15, 1996 TO SHAREHOLDERS OF RECORD ON JANUARY 31, 1996. THIS RESULTED IN AN ADDITIONAL ISSUANCE OF 67,185 SHARES OF COMMON STOCK.

     THE STOCK DIVIDENDS WERE RECORDED AT FAIR MARKET VALUE. AVERAGE SHARES AND ALL PER SHARE AMOUNTS INCLUDED IN THE FINANCIAL STATEMENTS FOR 1996 AND 1995 ARE BASED ON THE INCREASED NUMBER OF SHARES GIVING RETROACTIVE EFFECT TO THIS STOCK DIVIDEND.

4.   PROVISION FOR INCOME TAXES:

     THE PROVISION FOR INCOME TAXES IS COMPUTED IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 109.

                                         THREE MONTHS ENDED   SIX MONTHS ENDED
                                         6/30/96   6/30/95   6/30/96   6/30/95
                                         ------------------  -----------------
     PROVISION FOR CURRENT INCOME TAXES $ 89,415 $ 37,048 $168,475 $ 99,948 PROVISION FOR DEFERRED INCOME TAXES (21,000) 23,871 (21,000) 31,269
                                         --------  --------  --------  --------
        TOTAL                            $ 68,415  $ 60,919  $147,475  $131,217
                                         --------  --------  --------  --------
                                         --------  --------  --------  --------

5.   NET INCOME PER SHARE:

     NET INCOME PER SHARE OF COMMON STOCK IS BASED UPON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD OF 966,551 IN JUNE, 1996 AND 964,759 IN JUNE, 1995, AFTER GIVING EFFECT TO THE STOCK ISSUANCE OF 6,601 SHARES IN EXERCISED OPTIONS AND PRIOR STOCK DIVIDENDS.

                              ANNEX TO FORM 10-QSB
                             (Description of Charts)

1. Pie Chart setting forth Deposit Liabilities June 30, 1996 and December 31, 1995 indexed to the table of Deposit Liabilities.

2. Pie Chart setting forth Loans Outstanding at June 30, 1996 and December 31, 1995 indexed to the table of Loans Outstanding.

3. Graph showing interest growth and interest expense growth for the period June 30, 1995 through June 30, 1996.

     1995                 Net Interest Income      Total Non-Interest Expense
     ----                 -------------------      --------------------------

     June                         362                         273
     July                         334                         260
     August                       345                         259
     September                    345                         234
     October                      352                         279
     November                     371                         344
     December                     409                         289
     1996
     January                      389                         303
     February                     367                         301
     March                        383                         298
     April                        391                         288
     May                          400                         307
     June                         398                         275

4. Graph showing growth in Loans and Deposits for the period June 30, 1995 through June 30, 1996.

     1995                    Loans                   Deposits
     ----                    -----                   --------

     June                    64,863                   69,897
     July                    65,620                   69,266
     August                  67,094                   72,403
     September               69,062                   72,486
     October                 70,344                   80,169
     November                71,272                   80,051
     December                72,514                   82,904
     1996
     January                 74,051                   77,793
     February                77,391                   83,711
     March                   77,699                   83,269
     April                   78,021                   80,831
     May                     79,629                   79,001
     June                    79,331                   77,194