Form 10QSB
period 1996-09-30
MADISON BANCSHARES GROUP LTD
filed 1996-11-14
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended:  September 30, 1996


Commission file number        0-1739
                        ----------------


                         MADISON BANCSHARES GROUP, LTD.
-------------------------------------------------------------------------------

(Exact Name of Small Business Issue as Specified In Its Charter)

          Pennsylvania                              23-2512079
-------------------------------       ------------------------------------
(State or other jurisdiction of       (IRS Employer Identification Number)
incorporation or organization)

         1767 Sentry Parkway West, Blue Bell, PA                 19422
       ------------------------------------------              ----------
       (Address of principal executive offices)                (Zip Code)


                                 (215) 641-1111
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
-------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                      if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES  X   NO
                                    ---     -----

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     971,360 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of November 4, 1996.

                                     PART 1

ITEM 1   - FINANCIAL STATEMENTS

          SEE ANNEX A

ITEM 2   - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS

           Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended September 30, 1996 and 1995, respectively.

           CAPITAL RESOURCES

           The total shares of common stock outstanding on September 30, 1996 was 971,360 as compared to 897,574 at December 31, 1995. On May 5, 1995, 58,728 shares were issued in connection with a 7% stock dividend declared on April 18, 1995. On February 15, 1996 an additional 67,185 shares were issued in connection with a 7-1/2% stock dividend declared on January 11, 1996. The book value per share of the Company's common stock on December 31, 1995, was $7.66 and at September 30, 1996, was $8.07, after giving effect to the stock dividend.

           During the nine month period, January 1, 1996 to September 30, 1996, the Bank's total assets increased by approximately $8.8 million or approximately 10% to $100,085,770.

           The chart below depicts various capital ratios applicable to state-chartered Federal Reserve member banks and compares the Bank's actual ratios at September 30, 1996 and December 31, 1995, respectively, which exceeded the levels required for a bank to be classified as well-capitalized.

                                                  Regulatory   Actual   Actual
           Ratio                                   Minimum    12/31/95  9/30/96
           -----                                  ----------  --------  -------
           Qualifying Total Capital to
           Risk Weighted Assets                       8.0%       10.75%   11.75%

           Tier 1 Capital, net of intangibles
           to Risk Weighted Assets                    4.0%        9.75%   10.62%

           Tier 1 Leverage Ratio of Capital to
           Total Adjusted Average Assets              4.0%        9.05%    8.33%


           The Company's capital-to-assets ratio decreased from 8.62% as of December 31, 1995 to 8.30% as of September 30, 1996. The decrease in the capital-to-assets ratio for the quarter ended September 30, 1996, was attributable to the faster rate of asset growth versus retained earnings. Management anticipates that its capital-to-assets ratio will decline in future periods as the Company's assets continue to grow. The Company's average return on equity as of December 31, 1995, was 7.73%; and its return on average assets was .70%. As of September 30, 1996, the Company's return on average equity was 7.28% and its return on average assets was .58%.

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

          Management is able to quickly increase yields on its interest earning assets, primarily floating rate loans. As a result, the effect of increases in interest rates generally, reflecting a higher cost of funds, is minimal due to the asset-sensitive position the Bank has structured through its asset-liability management strategy. As of September 30, 1996, the Bank's net interest spread was approximately 3.96% as compared to 4.20% at December 31, 1995. The recent decrease in the net interest spread reflects the effect of a decrease in interest rates. As a result of the asset sensitive position of the Bank's balance sheet in the immediately repriceable category, loans and federal funds were priced downward and the Bank's liabilities were repriced over a 9 month period and are continuing to be repriced. At September 30, 1996, the risk managment review indicates that if interest rates change, going forward, the general effect of the Bank's gap position within a one year period would be a plus or minus
          (+ or -) $53,000 effect on profits, or .06 basis points. In the event that interest rates further decline, the effect on the Company's gap position would be negative. Management believes that any impact will not be significant

          RESULTS OF OPERATIONS

          As of September 30, 1996, the Company held deposits aggregating $81,141,557, which reflects a decrease from deposits held at December 31, 1995 of $82,870,620. The 2% decline in deposits was the result of the Bank not renewing Certificates of Deposit bearing rates that were higher than the Bank was then offering. As a result, the Bank increased its borrowings. Of the $81,141,557 deposits held at September 30, 1996, $16,660,023, or approximately 21%, were non-interest bearing deposits. Total deposit accounts numbered 5,392 at September 30, 1996. As of the same date, outstanding loans receivable in connection with loans made to 1,177 loan accounts totaled approximately $85,148,983 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding as of September 30, 1996 and December 31, 1995, respectively.

          DEPOSIT LIABILITIES

                                          September 30, 1996      December 31, 1995
                                                        % of                   % of
          Type of Account                Balance   Portfolio     Balance  Portfolio
          ---------------              ----------------------    ------------------
          Non-Interest bearing (1)      16,660,023     21%        14,452,481   17%
          Interest bearing (2)           3,395,811      4          3,262,291    4
          Money Market (3)              12,717,696     16         16,376,099   20
          Savings (4)                    4,798,566      6          4,900,299    6
          CD's Under 100M (5)           23,677,836     29         18,992,236   23
          CD's Over 100M (6)            19,891,625     24         24,887,214   30
                                       -----------    ---        -----------  ---
          Totals                       $81,141,557    100%       $82,870,620  100%
                                       -----------    ---        -----------  ---
                                       -----------    ---        -----------  ---




                                 [GRAPH]


LOANS OUTSTANDING


                                          September 30, 1996      December 31, 1995
                                                        % of                   % of
Type of Account                          Balance   Portfolio     Balance  Portfolio
---------------                        ----------------------     ------------------
Real Estate Loans, Mortgages(1)        $40,621,425     48%       $32,000,817   44%
Commercial Loans (2)                    36,220,449     42         34,201,976   47
Consumer Loans (3)                       7,840,103      9          6,004,835    8
Residential Loans Held for Sale (4)        467,006      1            500,540    1
                                       -----------    ---        -----------   ---
Totals                                 $85,148,983    100%        $72,708,168  100%
                                       -----------    ---        -----------   ---
                                       -----------    ---        -----------   ---



                                 [GRAPH]

       Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

       The graph below sets forth the Bank's interest income and interest expense growth for the period from September 30, 1995 through September 30, 1996:




                                  [GRAPH]



       For the nine months ended September 30, 1996, the Company had a profit of $415,624, or $.43 per share. For the nine months ended September 30, 1995, the Company had a profit of $419,412 or $.43 per share. For the quarter ended September 30, 1996, the Company had a profit of $154,710 or $.16 per share as compared to $149,870, or $.16 per share for the quarter ended September 30, 1995. The flat earnings for the quarter and nine months ended September 30, 1996 compared to September 30, 1995 is attributable to certain non-recurring expenses related to the proxy solicitation for the annual shareholders meeting held in May, 1996.

       The Bank's net interest income for the nine months ended September 30, 1996 and September 30, 1995, after provision for loan losses,was $3,108,763 and $2,563,448, respectively. Interest income was $5,910,707 for the nine months ended September 30, 1996, as compared to $4,948,368 for the nine months ended September 30, 1995. For the quarters ended September 30, 1996 and 1995, the Bank's interest income was $2,014,278 and $1,753,607, representing an increase of 15%. Interest expense on deposits and borrowed funds increased from $2,142,920, at September 30, 1995 to $2,504,444 as of September 30, 1996, representing an increase of 17%.

       The increase in interest income was due primarily to growth in loans, as the graph below depicts.




                                         [GRAPH]



       As of December 31, 1995, the Bank had a $750,318 allowance for loan losses representing 1.03% of outstanding loans receivable. Loans charged off against the reserve for the nine months ended September 30, 1996 amounted to $282,573, and recoveries were $71,981. During the nine months of 1996, the Bank added $297,500 to the reserve bringing total reserves to $837,226 which represented .98% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio. Management has determined that loans totaling $1,506,509 were "impaired" and the related allowance for loan losses on such loans, previously established, was approximately $267,217.

       Other real estate owned at September 30, 1996 represents an original loan balance of $75,000, secured by a junior lien collateral mortgage on a property located in Bryn Mawr, Pennsylvania. The loan balance has since been reduced to $59,000 and payments continue to be made on a monthly basis. The property was sold at sheriff's sale and management purchased the property in order to protect the bank's lien position, resulting in a carrying value on such property in the amount of $555,539 at September 30, 1996. Subsequent to the close of the third quarter, the bank has entered into a lease purchase agreement for a consideration of $575,000.

       For the nine months ended September 30, 1996, non-interest expenses were $2,805,950 as compared to $2,219,545 during the same period in 1995. Of this amount, $1,281,148, or approximately 46%, was attributable to salary and related employee benefits as compared to $1,081,868, or 49% during the first nine months of fiscal 1995.

       For the quarter ended September 30, 1996, non-interest expense totaled $964,956 as compared to $748,409 during the same quarter of 1995, an increase of 29%. Salary expenses were $448,313 for the third quarter of 1996 as compared to $382,946 in the third quarter of 1995. The increase in salary and related expenses was due to increased staffing for the two new branches the Bank has opened since September 1995.

       Occupancy and equipment expenses combined for the nine months ended September 30, 1996 were $547,497 as compared to $357,756 during the same period in 1995. For the quarter ended September 30, 1996, occupancy and equipment expenses were $194,665 as compared to $117,762 for the quarter ended September 30, 1995. The increase was due to annual increases in rent expenses and the addition of the two new branches.

       For the nine months ended September 30, 1996, other operating expenses totaled $499,006, or approximately 18% of total other expenses, as compared to $312,103, or 14%, during the same period in 1995. Proxy related expenses totaled $90,000 of the other operating expenses for the nine months ended September 30, 1996. The expense is anticipated to be a non-recurring expense and is a result of the proxy contest with respect to the Company's Annual Meeting which resulted in additional expense for legal and outside advisory services. For the quarter ended September 30, 1996, other operating expenses totaled $160,656 as compared to $115,377 for the quarter ended September 30, 1995. The overall increase in operating expenses was due to the increased growth of the Bank and the addition of two branches. Other operating expenses were comprised primarily of professional fees, Director fees, business promotion expense, telephone, fidelity insurance premium, and shares and loan taxes.

       Income tax expense for the nine months and quarter ended September 30, 1996 was $228,140 and $80,665, respectively, as compared to $222,161 and $90,944, respectively, for the nine months and quarter ended September 30, 1995.

       Interest income on federal funds sold decreased from $14,723 for the quarter ended September 30, 1995 to $4,066 for the quarter ended September 30, 1996. For the nine months ended September 30, 1995 interest income on federal funds sold was $35,554 or 0.7% of gross interest income as compared to $64,949 or 1.1% of gross interest income for the nine months ended September 30, 1996. Interest income on investment securities for the quarter and nine months ended September 30, 1995 was $96,746 and $396,999, respectively. For the quarter and nine months ended September 30, 1996 interest income on investment securities was $101,182 and $277,165, respectively. The decrease was a direct result of an increase in the funding of loans versus investment in secondary investments.

       During the quarter ended September 30, 1996, interest and fees on loans was $1,909,030 as compared to $1,642,138 in 1995. For the nine months ended September 30, 1996, and September 30, 1995, interest income on loans was

       $5,568,593, or 94% of gross interest income, and $4,515,815 or 91% of gross interest income, respectively. The increase in interest income on loans is due to the overall growth in the portfolio.

       Other income of $340,951 for the period from January 1, 1996, to September 30, 1996, was primarily comprised of service charges on deposit accounts and gains on sales of mortgage loans in the secondary market. During the same period in 1995, other income totaled $297,670. The increase was due to refinancings of mortgage loans and growth in service charges on deposit accounts. For the quarter ended September 30, 1996, other income was $129,401 as compared to $96,425 for the quarter ended September 30, 1995, an increase of $32,976 which was primarily due to growth of service charges on deposit accounts.

                           PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

        Not Applicable.


ITEM 2  CHANGES IN SECURITIES

        Not Applicable.


ITEM 3  DEFAULTS UPON SENIOR SECURITIES

        Not Applicable.


ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
        None.

ITEM 5  OTHER INFORMATION
        On or about August 5, 1996 The Madison Bank opened its fourth branch located at 600 W. Lancaster Avenue, Strafford, Pennsylvania.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K

        (a)  Exhibits Filed


                                                           Page Number in
Exhibit Number                                      Sequential Numbering System
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

____________________

* Incorporated by reference from the Issuer's Registration Statement on Form S-1 No. 33-27146


        (b)  Reports on Form 8-K

             No reports on Form 8-K were filed during the quarter ended September 30, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                       Madison Bancshares Group, Ltd.



                                       /s/ Vito A. DeLisi
                                       ______________________________
                                       Vito A. DeLisi
                                       President


                                       /s/ E. Cheryl Hinkle
                                       ______________________________
                                       E. Cheryl Hinkle
                                       Vice President




Date Executed:  November 12, 1996

                                        ANNEX A
                                        -------

                MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                (Unaudited)

                                   ASSETS

                                              September 30, 1996  December 31, 1995
                                              ------------------  -----------------
Cash and Cash Equivalents:
  Cash and amounts due from banks                $   7,097,829       $   3,788,002
  Federal funds sold                                         0           6,685,000
                                                 -------------       -------------
      Total cash and cash equivalents                7,097,829          10,473,002

Investment Securities:
  Held to maturity (fair value - 1996
  $2,078,049; 1995 $4,213,449)                       2,108,888           4,209,744
  Available for sale (amortized cost
   1996 $4,591,620; 1995 $2,945,533)                 4,566,275           2,942,869

Loans (Net of allowance for loan losses -
  1996, $837,226; 1995, $750,318)                   83,686,580          71,257,282
Mortgage loans held for sale                           467,006             500,540
Real Estate Owned                                      555,539             552,349
Furniture, Equipment and Leasehold Improvements        602,980             497,045
Accrued interest receivable                            601,358             604,093
Other Assets                                           399,315             190,774
                                                 -------------       -------------
TOTAL                                            $ 100,085,770       $  91,227,698
                                                 -------------       -------------
                                                 -------------       -------------

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand deposits            $  16,660,023       $  14,452,481
  Interest-bearing demand deposits                   3,395,811           3,262,291
  Savings deposits                                   4,798,566           4,900,299
  Money market deposits                             12,717,696          16,376,099
  Time deposits                                     43,569,461          43,879,450
                                                 -------------       -------------
      Total Deposits                                81,141,557          82,870,620

Borrowed Funds                                      10,210,000

Accrued Interest Payable                               808,416             656,895

Accrued Expenses and Other Liabilities                  86,349             307,468
                                                 -------------       -------------
      Total Liabilities                             92,246,322          83,834,983
                                                 -------------       -------------
Commitments
Shareholders Equity:
  Preferred stock, $5 par value - authorized
   5,000,000 shares; issued and outstanding,
    0 shares.
   Common stock, $1 par value - authorized
    20,000,000 shares; issued and outstanding,
    1996, 971,360 shares; 1995, 897,574 shares         971,360             897,574
  Capital surplus                                    7,185,686           6,709,506
  Accumulated deficit                                 (300,871)           (212,606)
  Net unrealized losses on available for sale
   securities                                          (16,727)             (1,759)
                                                 -------------       -------------
      Total shareholders' equity                     7,839,448           7,392,715
                                                 -------------       -------------
TOTAL                                            $ 100,085,770       $  91,227,698
                                                 -------------       -------------
                                                 -------------       -------------

                       See notes to consolidated financial statements

                        MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                            CONSOLIDATED STATEMENTS OF INCOME
                      FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                                        (Unaudited)

                                                               Three Months Ended    Nine Months Ended
                                                               ------------------    -----------------
                                                               1996         1995       1996        1995
                                                               ----         ----       ----        ----
Interest income:
  Interest and fees on loans                               $1,909,030    $1,642,138  $5,568,593  $4,515,815
  Interest and dividends on investment securities:
    US Government obligations                                  58,443        77,238     193,084     338,358
    Municipal bonds                                            12,217        12,244      36,673      36,753
    Other securities                                           30,522         7,264      47,408      21,888
    Interest on temporary investments                           4,066        14,723      64,949      35,554
                                                            ----------    ---------- ----------  ----------
                                                            2,014,278     1,753,607   5,910,707   4,948,368
                                                            ----------    ---------- ----------  ----------
Interest expense:
  Interest on:
    Demand deposits                                            18,571         21,015     56,991      55,261
    Savings and money market deposits                         147,913        182,520    466,437     649,872
    Time deposits                                             564,982        539,596  1,818,087   1,381,154
    Federal Funds Purchased                                   131,882          2,678    162,929      56,633
                                                           ----------     ---------- ----------  ----------
                                                              863,348        745,809  2,504,444   2,142,920
                                                           ----------     ---------- ----------  ----------
Net interest income before provision for loan losses        1,150,930      1,007,798  3,406,263   2,805,448
Provision for loan losses                                      80,000        115,000    297,500     242,000
                                                           ----------     ---------- ----------  ----------
Net interest income after provision for loan losses         1,070,930        892,798  3,108,763   2,563,448
                                                           ----------     ---------- ----------  ----------
Other noninterest income:
  Gain on sale of mortgage loans                               10,061         17,898     39,211      34,243
  Service charges on deposit accounts                         104,061         66,937    257,184     216,374
  Gain on sale of investments                                                                        15,812
  Other                                                        15,279         11,590     44,556      31,241
                                                           ----------     ---------- ----------  ----------
      Total noninterest income                                129,401         96,425    340,951     297,670
                                                           ----------     ---------- ----------  ----------
Other noninterest expenses:
  Salary and employee benefits                                448,313        382,946  1,281,148   1,081,868
  Occupancy                                                   143,699         90,189    400,262     270,101
  Equipment                                                    50,966         27,573    147,235      87,655
  Computer processing                                          54,161         41,880    155,502     127,798
  Deposit insurance                                                           (3,626)     1,500      66,013
  Legal                                                        15,374         11,290     65,200      26,884
  Professional fees                                            14,000         21,965     47,880      66,765
  Business development                                         31,276         32,673     88,233      80,595
  Office and stationary supplies                               31,087         14,537     70,965      52,532
  Advertising                                                  15,424         13,605     49,019      47,231
  Other operating                                             160,656        115,377    499,006     312,103
                                                           ----------     ---------- ----------  ----------
      Total other noninterest expenses                        964,956        748,409  2,805,950   2,219,545
                                                           ----------     ---------- ----------  ----------
Income before income taxes                                    235,375        240,814    643,764     641,573

Provision for income taxes                                     80,665         90,944    228,140     222,161
                                                           ----------     ---------- ----------  ----------
Net income                                                 $  154,710     $  149,870 $  415,624  $  419,412
                                                           ----------     ---------- ----------  ----------
                                                           ----------     ---------- ----------  ----------
Net income per common share                                $      .16     $      .16 $      .43  $      .43
                                                           ----------     ---------- ----------  ----------
                                                           ----------     ---------- ----------  ----------
Weighted average number of shares                             968,153        964,759    968,153     964,759
                                                           ----------     ---------- ----------  ----------
                                                           ----------     ---------- ----------  ----------


                           See notes to consolidated financial statements

                MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE PERIODS ENDED SEPTEMBER 30, 1996 AND 1995
                               (Unaudited)


                                        Three Months Ended           Nine Months Ended
                                       ----------------------     ------------------------
                                          1996         1995          1996         1995
                                       ----------  ----------     ----------   -----------
Cash flows from operating activities:
  Net income                           $  154,710     149,870     $  415,624    $  419,412
  Adjustments for non-cash items
   included in net income:
    Depreciation on equipment              37,582      20,608        104,480        63,036
    Provision for loan losses              80,000     115,000        297,500       242,000
    Amortization of bond premium and
     discount                              (2,619)     (5,287)         6,613       (46,244)
    Amortization of deferred fees &
     costs, net                            (7,180)     19,766        (49,784)       98,580
    Gain on sale of mortgage notes        (10,061)    (17,897)       (39,211)      (34,243)
    Gain on sale of investments                                                    (15,812)
    Provision for deferred taxes                      (64,048)                     (64,048)
  Changes in assets and liabilities
   which provided (used) cash:
    Interest receivable                    24,641      19,003          2,735       (10,037)
    Mortgage loans held for resale        639,438     247,146         72,745      (452,219)
    Other assets                           70,238       7,222       (208,542)       (5,277)
    Accrued expenses and other
     liabilities                         (229,078)    129,350       (221,119)      112,451
    Accrued interest payable              359,703     (22,296)       151,521       277,585
                                       ----------   ----------    ----------    ----------
Net cash provided by operating
 activities                             1,117,374     598,437        532,562       585,184
                                       ----------   ----------    ----------    ----------
Cash flow from investing activities:
  Proceeds from sale of investments
   available for sale                                                            4,041,138
  Proceeds from maturity of investments:
    Held to maturity                      660,300   1,250,000      2,260,300     3,750,000
    Available for sale                              1,000,000      1,000,000     2,000,000
  Purchase of investments available for
   sale                                                           (2,804,431)
  Net change in loans to customers     (6,489,935) (4,243,486)   (12,677,014)  (15,568,536)
  Cost capitalized for real estate
   owned                                               15,290         (3,190)     (554,527)
  Purchase of furniture, equipment
   and leasehold improvements            (113,420)    (84,085)      (210,415)     (125,957)
                                       ----------   ----------    ----------    ----------
Net cash used in investing activities  (5,943,055)  (2,062,281)   12,434,750)   (6,457,882)
                                       ----------   ----------    ----------    ----------
Cash flow from financing activities:
  Increase in demand, savings and
   time deposits                        3,961,588    2,558,741    (1,729,063)   10,517,887
  Increase (decrease) in borrowed
   funds                                  210,000                 10,210,000    (3,675,000)
  Proceeds from issuance of common
   stock                                                              46,078        50,000
                                       ----------   ----------    ----------    ----------
Net cash provided from financing
 activities                             4,171,588    2,558,741     8,527,015     6,892,887
                                       ----------   ----------    ----------    ----------

Net increase (decrease) in cash
 and cash equivalents                    (654,093)   1,094,897    (3,375,173)    1,020,189
Cash and cash equivalents, beginning
 of period                              7,751,922    3,901,431    10,473,002     3,976,139
                                       ----------   ----------    ----------    ----------
Cash and cash equivalents, end of
 period                                $7,097,829   $4,996,328    $7,097,829    $4,996,328
                                       ----------   ----------    ----------    ----------
                                       ----------   ----------    ----------    ----------

Supplemental disclosures of cash
 flow information:
   Interest paid                       $  719,786   $  768,105    $2,352,923    $1,865,335
                                       ----------   ----------    ----------    ----------
                                       ----------   ----------    ----------    ----------
    Taxes paid                         $  100,000   $   65,000    $  561,527    $  130,000
                                       ----------   ----------    ----------    ----------
                                       ----------   ----------    ----------    ----------

Supplemental disclosures of noncash
 investing activities
   Unrealized loss (gain) on available
     for sale securities               $   (3,773)  $   (8,122)   $   14,968    $    6,480
                                       ----------   ----------    ----------    ----------
                                       ----------   ----------    ----------    ----------

                       See notes to consolidated financial statements

                MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
            NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                           SEPTEMBER 30, 1996


1.   BASIS OF PRESENTATION:

     THE ACCOMPANYING UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS WERE
     PREPARED IN ACCORDANCE WITH INSTRUCTIONS FOR QUARTERLY REPORTS ON
     FORM 10-Q AND, THEREFORE, DO NOT INCLUDE INFORMATION OR FOOTNOTES NECESSARY FOR A COMPLETE PRESENTATION OF FINANCIAL CONDITION, RESULTS OF OPERATIONS, SHAREHOLDERS' EQUITY AND CASH FLOWS IN CONFORMITY WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES. HOWEVER, THE FINANCIAL STATEMENTS REFLECT ALL ADJUSTMENTS WHICH IN THE OPINION OF MANAGEMENT ARE NECESSARY FOR FAIR STATEMENT OF FINANCIAL RESULTS AND THAT ALL ADJUSTMENTS ARE OF A NORMAL RECURRING NATURE. THE RESULTS OF OPERATIONS FOR THE NINE MONTH PERIODS ENDED SEPTEMBER 30, 1996 AND 1995 ARE NOT NECESSARILY INDICATIVE OF THE RESULTS WHICH MAY BE EXPECTED FOR THE ENTIRE FISCAL YEAR.

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

4.   PROVISION FOR INCOME TAXES:

     THE PROVISION FOR INCOME TAXES IS COMPUTED IN ACCORDANCE WITH STATEMENT OF FINANCIAL ACCOUNTING STANDARDS (SFAS) NO. 109.

                                              Three Months Ended          Nine Months Ended
                                            9/30/96        9/30/95      9/30/96      9/30/95
                                            ----------------------     ----------------------
      PROVISION FOR CURRENT INCOME TAXES     $80,665      $186,261     $249,140     $286,209
      PROVISION FOR DEFERRED INCOME TAXES          0       (95,317)     (21,000)     (64,048)
                                           ----------   ----------    ----------    --------
        TOTAL                               $  80,665     $ 90,944     $228,140     $222,161
                                           ----------   ----------    ----------    --------
                                           ----------   ----------    ----------    --------

5.   NET INCOME PER SHARE:

     NET INCOME PER SHARE OF COMMON STOCK IS BASED UPON THE WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD OF 968,153 IN SEPTEMBER, 1996 AND 964,759 IN SEPTEMBER, 1995, AFTER GIVING EFFECT TO THE STOCK ISSUANCE OF 6,601 SHARES IN EXERCISED OPTIONS AND PRIOR STOCK DIVIDENDS.