Form 10KSB
period 1996-12-31
MADISON BANCSHARES GROUP LTD
filed 1997-03-31
CIK 846809

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                    ________________________________________

                                 Form 10-KSB

(Mark One)

[ X ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

For the fiscal year ended December 31, 1996.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

For the transition period from___________to____________.

    Commission file number 0-17539

                          MADISON BANCSHARES GROUP, LTD.
                          _______________________________
                   (Name of Small Business Issuer In Its Charter)

Pennsylvania                                  23-25132079
(State or Other jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

1767 Sentry Parkway West, Blue Bell, PA         19422
(Address of Principal Executive Offices)       (ZipCode)

Issuer's telephone number, including area code: (215) 641-1111

Securities registered pursuant to Section 12(b) of the Act: None.

         TITLE OF EACH CLASS           NAME OF EACH EXCHANGE ON WHICH REGISTERED

__________________________________    __________________________________________

__________________________________    __________________________________________

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value per share
________________________________________________________________________________
                                 (Title of Class)
________________________________________________________________________________
                                 (Title of Class)

EXHIBIT INDEX APPEARS ON PAGE 46 IN SEQUENTIAL NUMBERING SYSTEM OF THIS FORM
                                     10-KSB

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been such filing requirements for the past 90 days.

    YES X  _____


    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.

[ ]

    State the Issuer's revenues for its most recent fiscal year. $8,602,744

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. $7,786,580 based on the average of the bid and asked on the National Association of Securities Dealers Automated Quotation System on March 24.*

    State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest publication date. 1,044,031 as of March 24, 1997.

    Transitional Small Business Disclosure Format (check one). YES       NO X

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be utilized in connection with the Issuer's 1997 Annual Meeting of Shareholders presently scheduled for May 20, 1997 are incorporated by reference into Part III hereof.

------------------------

* Excluded from such market value computation are the approximately 319,698 issued and outstanding shares beneficially owned by executive officers and directors of Issuer and its subsidiary. Included in such computation are the 50,105 shares beneficially owned by Meridian Bancorp, Inc. (constituting approximately 4.8% of the issued and outstanding shares of the Issuer).

                         MADISON BANCSHARES GROUP, LTD.

                                  Form 10-KSB

                                     INDEX

PART 1                                                                  PAGE
------                                                                  ----

Item 1   Description of Business..............................          3

Item 2   Description of Property..............................          6

Item 3   Legal Proceedings....................................          7

Item 4   Submission of Matters to a Vote of Security Holders..          7

PART II
-------

Item 5   Market for Common Equity and Related Stockholder
         Matters..............................................          7

Item 6   Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................          8

Item 7   Financial Statements.................................         21

Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure..................         44

PART III
--------

Item 9   Director, Executive Officers, Promoters and Control
         Persons; Compliance with Section 16(a) of the
         Exchange Act.........................................        44

Item 10  Executive Compensation...............................        44

Item 11  Security Ownership of Certain Beneficial Owners and
         Management...........................................        44

Item 12  Certain Relationships and Related Transactions.......        44

Item 13  Exhibits and Reports on Form 8-K.....................        45

                                     PART I

ITEM 1 -DESCRIPTION OF BUSINESS

    Madison Bancshares Group, Ltd.

        Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania on May 31, 1988. The Company became a bank holding company on August 8, 1989 when it consummated the acquisition of all of the capital stock to be issued of the Madison Bank in connection with the Bank's formation. The Company provides banking services through The Madison Bank, and does not engage in any activities other than banking activities. The principal executive offices of the Company are located at The Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, PA 19422. Its telephone number at such location is (215) 641-1111. At present, the Bank has four branch offices.

        As of the date hereof, the Company and Madison Bank have a total of 45 employees.

     MADISON BANK

        The Madison Bank (the "Bank"), the Company's sole subsidiary, commenced operations on August 16, 1989. The Bank is a commercial bank, chartered pursuant to the laws of the Commonwealth of Pennsylvania and is a member of the Federal Reserve System. The deposits held by the Bank are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC"). The regulatory agency with principal responsibility for oversight of the Company and the Bank is the Federal Reserve Board.

        The Bank conducts retail and commercial banking through its offices located at 1767 Sentry Parkway West, Blue Bell, PA, 202 West Ridge Pike, Conshohocken, PA, 1380 Skippack Pike, Center Square, PA, and 600 W. Lancaster Avenue, Strafford, PA, offering a broad range of consumer and commercial banking services. The Bank opened the West Ridge Pike office in September, 1991, the Center Square office in October, 1995, and the Strafford office in August, 1996. As of December 31, 1995 and 1996, the Bank held deposits totaling, respectively, $82,892,196 and $87,242,280, including deposits of the Company. As of the same dates, the Bank had gross loans receivable of $72,708,168 and $93,945,786 (inclusive of residential loans held for sale), respectively. The majority of such loans were made for commercial purposes.

        As of December 31, 1995 and 1996, the Company had total assets of $91,227,698 and $105,970,875 and total shareholders' equity of $7,392,715 and $7,974,220, respectively. Investments amounted to $7,152,613 at year end 1995, of which $2,942,869 were classified as available for sale and the balance were classified as held to maturity and $5,693,612 at the end of 1996 of which $3,585,406 were classified as available for sale and the balance classified as held to maturity.

        The Bank is a state-chartered bank, member of the Federal Reserve System and is FDIC insured. The Federal Reserve Board, the FDIC and federal and state law extensively regulate various aspects of the banking business, including, but not limited to, permissible types and amounts of loans, investment and other activities, capital adequacy, branching, interest rates on loans and the safety and soundness of banking practices.

        Any Federal Reserve member bank that does not operate in accordance with, or conform to, Federal Reserve Board regulations, policies and directives, may be sanctioned for non-compliance. For example, proceedings may be instituted by the Federal Reserve Board against any bank which, or any director, officer or employee thereof who, engages in unsafe and unsound banking practices, including the violation of applicable laws and regulations. As described above, the FDIC has the authority to terminate insurance of deposit accounts pursuant to procedures established for that purpose.

        As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Bank and the Company will be particularly impacted by changes in federal and state legislation and regulations.

        The Bank's primary service area is Blue Bell, Whitpain Township in Montgomery County, Pennsylvania, and the surrounding areas within an eight mile radius. The location of the Bank's building, near the intersection of Walton and Township Line Roads, places it at the juncture of two of the more heavily traveled roadways in the area. In addition, its Plymouth Square branch, located at West Ridge Pike in Conshohocken, PA, has extended its service area to include certain sections of Whitemarsh and Plymouth Townships and the borough of Conshohocken. The Center Square Branch has enabled the Bank to have additional market visibility in its current trade area. The newly opened Strafford Branch borders on three counties. The tri-county corridor has provided the Company with an extended competitive market in the Chester and Delaware Counties, joining the existing primary market of Montgomery County. The Bank currently services approximately 85 Townships/Boroughs.

        The Bank offers a broad range of consumer and commercial deposit banking services, including, but not limited to, both commercial and consumer insured deposit accounts, including checking accounts, interest-bearing "NOW" accounts, money market accounts, certificates of deposit, savings accounts and individual retirement accounts. The Bank places an emphasis on serving the needs of individuals, small and medium-sized businesses, executives, professionals and professional organizations in its service area, offering a high level of personalized service to both its commercial and consumer customers. The Bank actively solicits non-interest and interest-bearing deposits from its borrowers.

        The Bank also offers a broad range of loan and credit facilities to the businesses and residents of its service area, including secured and unsecured loans, home improvement loans, mortgages and home equity lines of credit.

        THE BANK STRESSES LOAN QUALITY. Management attempts to minimize the Bank's credit risk through loan application evaluation, approval and post-funding monitoring procedures.

        The Bank's other services include credit cards, traveler's checks and access to an automated teller network.

     COMPETITION

        There is substantial competition among financial institutions in the Bank's service areas for deposits as well as loan customers. The Bank competes with new and established local commercial banks, as well as numerous Philadelphia and regionally-based commercial banks. In addition, the Bank competes directly and indirectly with savings banks, savings and loan associations, finance companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, mortgages and consumer and commercial loans, as well as in connection with its other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credits, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

        Many of the banks with which the Bank competes have established depositor and borrowing relationships, greater financial resources than the Bank, a wider range of deposit and credit instruments, and possess greater depth of management than the Bank. The Bank is subject to potential additional competition from additional branch banks which could open in its trade areas.

        In addition, there are banks and other financial institutions which serve surrounding areas and out-of-state financial institutions which currently, or in the future, may compete in the Bank's market. The Bank competes to attract deposits and loan applications both from customers of existing institutions and from customers new to its service areas.

ITEM 2 -DESCRIPTION OF PROPERTY

        The Company leases approximately 10,500 total square feet pursuant to two leases on the first floor of the Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, Pennsylvania, (the "Building"). The space is occupied by both the Company and the Bank and serves as the Bank's primary banking location. The space contains a banking area, lobby, operations center and a vault together with administrative and executive offices.
     The Bank's space also includes a drive-thru banking facility and an automated walk-up teller machine.

        The initial term of the original lease for 9,100 square feet in the Building (the "Lease") expired on December 31, 1994. The lease contains two renewal options of five years each. The Company exercised its option for the first five year renewal term.

        Base rental payments under the Lease until December 31, 1999 (the expiration of the first renewal option) are payable monthly at an annual rate of $142,092. In the event that the Company exercises the second renewal option, beginning January 1, 2000, the amount of base rental payments will increase to $164,700 per annum. The Lease provides for a redecoration allowance based on $5.00 per square foot or the sum of $45,395 for each option term. The Bank utilized its redecoration allowance for improvements during 1995.

        During 1993, the Company entered into a lease for approximately 1,400 square feet of additional space on the first floor of the building which was utilized by the Bank's Operations Department. This lease was canceled subsequent to December 31, 1995, with no penalty. Effective February 1, 1996, 3,381 square feet on the first floor were leased for the expansion of the Bank's Operations and Finance Departments, at an annual rate of approximately $58,660. On January 1, 1997, the Bank re-leased the 1,400 square feet of additional space on the first floor to accommodate further expansion of its operations.

        In addition to the base rents referred to above, the Company is required to pay its pro rata share of the Building's operating costs, including real estate taxes, water and sewer charges, equipment maintenance charges, exterior maintenance and upkeep, common area electric charges, trash removal, and certain other similar items. For 1996, the amount of such expenses was $31,080. The Company's maximum allocable portion of the Building's operating costs for 1997 will be $32,640 and will increase to $51,684 for the final year of the second option term.

        On May 14, 1996, the Bank entered into a ten year lease agreement for approximately 3,000 square feet of office space and banking facilities in Strafford, Pennsylvania, to be utilized for a branch office. The lease is for a period of ten years, beginning July 27, 1996 through July 27, 2006. The minimum monthly rent payable for the first three years is $5,200.00 per month. The minimum monthly rent payable subsequent to the first three years of the term will be increased by the greater of 4% or the consumer price index. All extensions of the original lease will have similar rent increases.

        On September 1, 1995, the Bank entered into a ten year lease agreement for approximately 3,600 square feet of office space and banking facilities in Center Square, Pennsylvania, to be utilized for a branch office. The annual and monthly fixed minimum lease payments for the initial term of the lease are $72,000 and $6,000, respectively, in year one, increasing to $108,000 and $9,000 in year ten (10).

        The lease contains two five year renewal options. Real estate taxes were $2,916 for the first year and the proportionate share each year thereafter based upon 3,600 square feet. Common area maintenance expenses under the lease agreement will be $14,400 per year adjusted based on the CPI index plus increases in the base CAM (common area maintenance).

        On July 31, 1991, the Bank entered into a ten year lease agreement for 3,620 square feet of office space and banking facilities in a shopping center complex in Conshohocken, Pennsylvania, to be utilized for a branch office. The lease contains a renewal option for a five year period. The lease commenced on September 1, 1991. Real estate taxes and common area maintenance expenses were approximately $8,373 for 1994, $9,073 for 1995 and $9,655 for 1996. The annual and monthly fixed minimum lease payments for the initial term of the lease are $72,400 and $6,033, respectively, increasing to $110,111 and $9,176 in years nine (9) through ten (10).

ITEM 3 -LEGAL PROCEEDINGS

        Management is not aware of any material pending legal actions or proceedings to which the Company or the Bank is a party, outside of the ordinary routine litigation incidental to the banking business.

ITEM 4 -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.

        PART II

ITEM 5 -MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
        STOCKHOLDER MATTERS

        The common stock of the Company is traded in the NASDAQ SmallCap Market. As of March 17, 1997, there were approximately 300 holders of record of the
    Company's common stock.

        The high and low bid prices for the Company's common stock during each quarter of the last two fiscal years were as follows:

                                              1996
                                1ST QTR      2ND QTR      3RD QTR      4TH QTR
                              -----------  -----------  -----------  -----------

        High Bid..........         11        11-1/2       10-1/2        10-3/4

        Low Bid...........          6-3/4     8-3/4        9             9



                                              1995
                                 1ST QTR     2ND QTR      3RD QTR      4TH QTR
                                ---------  -----------  -----------  -----------

        High Bid..........          7-1/4     7-1/8        7-1/2          7

        Low Bid...........          6-1/16    5-3/4        6-1/4          6-1/2

        Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions. Trading in the Company's common stock during such periods was sporadic. The quotations do not reflect an adjustment for the Stock Dividends described below.

        THE COMPANY HAS NOT PAID ANY CASH DIVIDENDS. The Board of Directors does not intend to declare cash dividends in the immediate future. In April 1995, a 7% stock dividend was declared which resulted in the issuance of 58,599 additional shares of common stock, in January 1996, a 7.5% stock dividend was declared which resulted in the issuance of 67,185 additional shares of common stock, and in January 1997, a 7.5% stock dividend was declared, resulting in the issuance of 72,673 additional shares of common stock being issued (collectively, the "Stock Dividends").

ITEM 6 -MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

        This report contains "forward-looking" statements. The Company is including this statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all of such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of revenues, income or loss, earnings or loss per share, capital expenditures, growth prospects, dividends, capital structure and other financial items, (b) statements of plans and objectives of the Company or its management or Board of Directors (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business.

        The Company's ability to predict projected results or to predict the effect of certain events on the Company's operating results is inherently uncertain. Therefore, the Company wishes to caution each reader of this report to carefully consider certain factors, including competition for deposits and loans; potential changes in interest rates; changes in governmental policy and other factors discussed herein, because such factors in some cases have affected and in the future (together with other factors) could affect, the ability of the Company to achieve its anticipated results and may cause actual results to differ materially from those expressed herein.

        The Bank commenced operations on August 16, 1989. The Company's first full fiscal year of operations was 1990.

        CAPITAL RESOURCES

        The Company was formed on May 31, 1988 pursuant to the laws of the Commonwealth of Pennsylvania for the purpose of owning and operating the Bank. On August 8, 1989, the Company completed an initial public offering of its common stock. The Bank commenced operations on August 16, 1989.

        In April and June, 1996, the Company issued 3,725 and 2,876 shares of common stock, in connection with one former Director exercising his warrants and one Director exercising his Stock Options, respectively. As described above, in January, 1996, 67,185 shares of common stock were issued in connection with a stock dividend. At December 31, 1996, the common stock outstanding was 971,360 shares as compared to 897,574 shares at December 31, 1995. The book value per share of the Company's common stock at December 31, 1996, 1995 and 1994 was $8.21, $8.24 and $7.52, respectively. On January 21,
    1997, the Board of Directors declared a 7.5% stock dividend payable to all holders of record of the Company's common stock as of February 5, 1997. Giving retroactive effect to the issuance of such stock dividend, the book value of the common stock for December 31, 1996, 1995 and 1994 would be $7.64, $7.08 and $6.47, respectively.

        The chart below presents various capital ratios applicable to state-chartered, Federal Reserve member banks. The requirements are compared to the Bank's actual ratios at December 31, 1996, which exceeded the levels required for a bank to be classified as "well-capitalized" under applicable Federal Deposit Insurance Corporations' regulations.



                               RISK WEIGHTED CATEGORY

Risk Weighted Assets                   0%         20%         50%        100%        Total
-------------------------------------------------------------------------------------------

Loans.........................                              30,950      62,810       93,760
Securities Available for Sale.          993       2,602                               3,595
Securities Held to Maturity...                    2,108                               2,108
Federal Funds Sold............                      925                                 925
Cash and Due From Banks.......        4,166         215                               4,381
Other Assets..................           17                              2,002        2,019
                                    -------------------------------------------------------

Category totals...............        5,176       5,830     30,950      64,812      106,788
                                    -------------------------------------------------------
Off balance-sheet items (risk
  weighted)...................                                           1,839
                                    -------------------------------------------------------

Total risk-weighted assets....            0       4,680     15,475      66,651       86,806
                                    -------------------------------------------------------
                                    -------------------------------------------------------

Average Total Assets..........       94,139


Capital                             Tier 1         Tier         Total
---------------------------------------------------------------------

Shareholders' equity.............   7,884                       7,884
Allowance for loan losses........      --           875           875
                                   ----------------------------------

Total Capital                       7,884           875         8,759
                                   ----------------------------------
                                   ----------------------------------


                                        REGULATORY
                                         MINIMUM        ACTUAL
RATIO                                    12/31/96       12/31/96
-----                                ---------------  -----------


Qualifying Total Capital to
Risk Weighted Assets.............         8.0%         10.09%

Tier 1 Capital to Risk
Weighted Assets..................         4.0%          9.08%

Tier 1 Ratio to Total Adjusted
Average Assets...................         4.0%          8.37%

        The Company's capital-to-assets ratio decreased from 8.10% as of December 31, 1995 to 7.52% at December 31, 1996. The year-to-year decrease in the capital-to-assets ratio was attributable to the asset growth of the Company during 1996. Management anticipates that its capital-to-assets ratio will continue to decline as the Company's assets grow. The Company's return on average equity for 1996 was 7.04% and for 1995 was 7.73%; and its return on average assets was .61% for 1996 as compared to .70% for 1995. The decrease in the Company's return on equity and return on assets from 1995 to 1996 was directly attributable to the increased asset growth along with the effect of Branch expansion on operating expenses.

        The following table sets forth certain information from the Bank's average consolidated statement of financial condition and reflects the weighted average yield on its assets and weighted average cost of its liabilities for the periods ended December 31, 1995 and 1996. Such yields and costs were derived by dividing actual income or expense by the monthly average balance of assets or liabilities, respectively, for the respective period, and exclude unrecorded interest income related to non-accrual loans.

                                                                                 1996                             1995
                                                                            (IN THOUSANDS)                   (IN THOUSANDS)
                                                                    ------------------------------     ---------------------------
                                                                    Average                 Yield      Average              Yield
                                                                    Balance      Interest    Cost      Balance    Interest  Cost
                                                                    ---------  ---------     -----     ---------  --------- ------
Assets
Interest-earning assets:
  Loans Receivable (includes mortgage loans held for sale).........    $  81,280  $   7,654    9.42   $  63,432  $   6,263   9.87%
  Other Investments................................................        6,430        371    5.77       8,853      - 483   5.45
  Federal Funds Sold...............................................        1,576         89    5.65       1,772        101   5.70
                                                                       ---------  ---------           ---------  ---------
Total Interest-Earning Assets......................................       89,286  $   8,114    9.09      74,057  $   6,847   9.25
                                                                                  ---------   -----              ---------  ------
Non-Interest-Earning Assets........................................        4,853                          3,710
                                                                       ---------                      ---------
    Total Assets...................................................    $  94,139                      $  77,767
                                                                       ---------                      ---------
                                                                       ---------                      ---------
Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
  Demand Interest-Bearing............................................  $   3,755  $      79    2.10   $   3,342  $      76   2.27%
  Money Market & Savings.............................................     18,943        612    3.23      20,938        842   4.02
  Other Time Deposits................................................     43,583      2,475    5.68      33,542      1,988   5.93
  Borrowed Funds.....................................................      5,386        281    5.22         865         57   6.59
                                                                       ---------  ---------           ---------  ---------  ------
Total Interest-Bearing Liabilities...................................     71,667  $   3,447    4.81      58,687  $   2,963   5.05
                                                                                  ---------  ------              ---------  ------
Other Liabilities....................................................     14,789                         12,042
                                                                       ---------                      ---------

Total Liabilities....................................................     86,456                         70,729
Shareholders' Equity.................................................      7,683                          7,038
                                                                       ---------                     ----------
Total Liabilities and Shareholders' Equity...........................  $  94,139                      $  77,767
                                                                       ---------                      ---------
                                                                       ---------                      ---------


Net Interest Income/Rate Spread......................................              $  4,667    4.28%              $  3,884   4.20%
                                                                                   ---------- --------             -------  ------
                                                                                   ---------- --------             -------  ------

Net Interest Margin..................................................                          5.23%                         5.24%
                                                                                              -------                        -----
                                                                                              -------                        -----


    The following table analyzes the rate/volume variances between the Bank's interest-earning assets and interest-bearing liabilities for the fiscal years 1996 compared to 1995 and 1995 compared to 1994. For each category of interest-bearing assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes to rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                             YEAR ENDED DECEMBER 31

                                                                              1996 VS. 1995              1995 VS. 1994
                                                                     -------------------------------  --------------------
                                                                                        (IN THOUSANDS)
                                                                      VOLUME      RATE       TOTAL     VOLUME      RATE     TOTAL
                                                                     ---------  ---------  ---------  ---------  ---------  ------
Interest Income:
  Loan Portfolio (includes mortgages held for sale)................  $   1,688  $    (273) $   1,415  $   1,317  $     488  1,805
  Other Investments................................................       (358)        18       (340)       (52)        58      6
  Federal Funds....................................................        (11)        (1)       (12)       (39)        37     (2)
                                                                     ---------  ---------  ---------  ---------  ---------  ------
Total Interest Earning Assets......................................      1,319       (256)     1,063      1,226        583   1,809
                                                                     ---------  ---------  ---------  ---------  ---------  ------
Interest Expense:
  Demand Interest--Bearing.........................................          9         (6)         3         22         (5)     17
  Money Market & Savings...........................................        (75)      (155)      (230)        30        110     140
  Other Time Deposits..............................................        573        (86)       487        418        394     812
  Borrowed Funds...................................................        239       (219)        20         37          2      39
                                                                     ---------  ---------  ---------  ---------  ---------  ------
                                                                           746       (466)       280        507        501   1,008
                                                                     ---------  ---------  ---------  ---------  ---------  ------
Net Change in Net Interest Income..................................  $     573  $     210  $     783  $     719  $      82   $ 801
                                                                     ---------  ---------  ---------  ---------  ---------  ------
                                                                     ---------  ---------  ---------  ---------  ---------  ------


LIQUIDITY

    The Bank's Asset/Liability Management Committee, comprised of the members of the Bank's Executive Committee and its Treasurer, are responsible for managing the liquidity position and interest rate sensitivity of the Bank. The Committee's function is to balance the Bank's interest-sensitive assets and liabilities, while providing adequate liquidity for projected needs. The primary objective of the Asset/ Liability Management Committee is to optimize net interest margin in an ever changing rate environment.

    Due to the nature of the Company's business, some degree of interest rate risk is inherent and appropriate. Management attempts to manage the level of earnings exposure arising from interest rate movements.

    Interest rate sensitivity is measured by the difference between interest-earning assets and interest-bearing liabilities which mature or reprice within a specific time interval ("Gap"). A positive gap indicates that interest-earning assets exceed interest-bearing liabilities within a given interval. A positive gap position results in increased net interest income when rates increase and the opposite when rates decline.

    In the opinion of the Company's management, the effect of any future inflation, reflected in a higher costs of funds environment, would be minimal since the Bank has the ability to quickly increase yields on its interest earning assets (primarily short term investments and commercial loans) through the matching of funds.

    At December 31, 1996, the risk management review indicated that if interest rates change in the future, the general effect of the Bank's gap position within a one year period would be a plus or minus (+ or -) $57,780 effect on profits, or .06 basis points. Management believes that any impact will not be significant.

    Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

    The table on the next page represents the interest rate sensitivity of the Company as of December 31, 1996 by listing major categories of interest-sensitive assets and compares them to interest-sensitive liabilities for various time periods. The repricing intervals primarily are determined by the first opportunity for the Company to change the interest rate on the subject instrument. The table shows the difference between interest-sensitive assets and interest-sensitive liabilities, or Gap, for each repricing interval and a cumulative Gap and certain calculations based on such information.

                                                                    INTEREST RATIO SENSITIVITY REPORT
                                                                         As of December 31, 1996
                                                                          (Dollars in Thousands)


                                                       1-90       91-180     181-365       1-5      5 YEARS
                                                       DAYS        DAYS        DAYS       YEARS     AND OVER     TOTAL
                                                     ---------  ----------  ----------  ---------  ----------  ----------
Interest-Sensitive Assets
Federal Funds Sold.................................  $     925  $        0  $        0  $       0  $        0  $      925
Loans..............................................     44,166       2,537       5,212     28,714      13,142      93,771
Interest-Bearing Balances..........................          0           0           0          0           0           0
Investment Securities Held For Sale................          0           0         500          0       3,085       3,585
Investment Securities Held For Maturity............          0           0           0      1,000       1,108       2,108

                                                     ---------  ----------  ----------  ---------  ----------  ----------
Totals.............................................  $  45,091  $    2,537  $    5,712  $  29,714  $   17,335  $  100,389
Cumulative Total...................................  $  45,091  $   47,628  $   53,340  $  83,054  $  100,389  $  100,389
Interest-Sensitive Liabilities
Demand-Interest-bearing............................  $   4,565  $        0  $        0  $       0  $        0  $    4,565
Savings Accounts...................................      4,571           0           0          0           0       4,571
Money Market Accounts..............................     14,452           0           0          0           0      14,452
Time Deposits......................................     10,390       7,151      18,884     12,319         250      48,994
Borrowed Funds.....................................     10,000           0           0          0           0      10,000

                                                     ---------  ----------  ----------  ---------  ----------  ----------
Totals.............................................  $  43,978  $    7,151  $   18,884  $  12,319  $      250  $   82,582
Cumulative Totals..................................  $  43,978  $   51,129  $   70,013  $  82,332  $   82,582  $   82,582
Gap................................................  $   1,113  $   (4,614) $  (13,172) $  17,395  $   17,085  $   17,807
Cumulative Gap.....................................  $   1,113  $   (3,501) $  (16,673) $     722  $   17,807  $   17,807
Interest-sensitive assets/ Interest-sensitive
  liabilities (cumulative).........................       1.03         .93         .76       1.01        1.22        1.22
Cumulative Gap/total earning assets................       1.11%      (3.49%)    (16.61%)      .72%      17.74%      17.74%
Total Earning Assets...............................             $  100,389

    Liquidity management allows a financial institution to meet its potential cash needs, at reasonable rates, from a variety of sources. Management monitors projected and current cash flows to maintain adequate levels of liquidity. Management believes that the utilization of core deposits, maturing existing earning assets, such as securities, and relatively short-term borrowings are the most appropriate approach to meet the Bank's liquidity needs. Management has allocated certain liquid funds and short-term liabilities to accommodate the slight decline in primary lending rates. As a result of such liability repricing, management has been able to adjust for such slight declines during the first 90 days from which interest rates changed, with little effect on net interest income. During 1996, the Bank's net interest spread was maintained at approximately 4.28%, as compared to 4.20% in 1995.

RESULTS OF OPERATIONS
---------------------

    As of December 31, 1996, the Bank held deposits aggregating $87,199,991, of which $14,660,464, or approximately 17%, were non-interest-bearing deposits, (exclusive of the $42,289 deposits held by the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, outstanding loans receivable made to 1,272 loan customers totaled approximately $91,834,168, resulting in an average loan size of approximately $72,197.

    As of December 31, 1995, the Bank held deposits aggregating $82,870,620, of which $14,452,481, or approximately 17%, were non-interest-bearing deposits (exclusive of the $21,576 deposits of the Company). To the best of the Company's knowledge none of such deposits were brokered deposits. As of the same date, outstanding receivables in connection with loans made to 1,048 loan customers totaled approximately $72,207,628, (exclusive of residential mortgage loans held for sale) resulting in an average loan size of approximately $68,900.

    As of December 31, 1994, the Bank held deposits aggregating $61,929,285, of which $11,362,770, or approximately 18%, were non-interest-bearing deposits, (exclusive of the $60,796 deposits of the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, an outstanding loans receivable in connection with loans made to 820 loan customers totaled approximately $52,736,481 (exclusive of residential mortgage loans held for sale), resulting in an average loan size of approximately $64,313.

                                 1996                          1995                       1994
                                ------                        ------                     ------
                                        % OF                          % OF                         % OF
TYPE OF  ACCOUNT          BALANCE     PORTFOLIO      BALANCE        PORTFOLIO     BALANCE       PORTFOLIO
-----------------------------------------------------------------------------------------------------------
Non-Int. Bearing       $14,660,464      17.00%       $14,452,481     17.00%       $ 11,362,770    18.00%
Interest-Bearing         4,564,916       5.00          3,262,291      4.00           3,003,113     5.00
Money Market            14,409,382      17.00         16,376,099     20.00          21,092,724    34.00
Savings.......           4,571,352       5.00          4,900,299      6.00           3,434,770     6.00
CDs over $100,000       23,344,356      23.00         16,970,990     23.00           9,662,143    16.00
CDs under $100,000      29,182,521      33.00         24,887,214     30.00          13,373,765    21.00
                      -------------------------------------------------------------------------------------
Total Deposits         $90,732,991     100.00%       $80,849,374    100.00%       $ 61,929,285   100.00%
                      -------------------------------------------------------------------------------------
                      -------------------------------------------------------------------------------------

     From its inception in 1989 through December 31, 1996, the Company incurred a cumulative deficit of $1,405,260 in connection with the issuance of the Stock Dividends. For the year ended December 31, 1996, the Company's total income was $8,602,744 and its total expenses were $8,062,157, resulting in a net profit for the year of $540,587. The slight decline in net income for the year ended December 31, 1996 was primarily due to increased operating expenses as a result of branch expansion. For the year ended December 31, 1995, the Company's total income was $7,228,649 and its total expenses were $6,681,993, resulting in a net profit for the year of $546,656. For the year ended December 31, 1994, the Company's total income was $5,501,188 and its total expenses were $5,192,693, resulting in a net profit for the year $311,495. The increase (of net income from 1994 to 1995 was primarily attributable to the Bank's 37% increased loan growth, partially offset by income tax expenses and additional expense provisions put in reserve for loan loss.

     As of December 31, 1996, the Bank's allowance for loan losses equaled approximately .96% of outstanding loans receivable, including non-accrual loans. At December 31, 1995, the Bank's allowance for loan losses equal approximately 1.04% of outstanding loans receivable, including non-accrual loans. At December 31, 1994, the allowance equaled approximately 1.15%. The chart below shows an analysis of the allowance for loan losses for the years ended December 31, 1996, 1995 and 1994. Although the overall reserve has decreased slightly from 1.04% of outstanding loans at December 31, 1995 to
 .96% of outstanding loans at December 31, 1996, management believes it adequately reflects the level of risk in the portfolio.

                                             Analysis of the Bank's Allowances for Loan Losses
                                                              DECEMBER 31,
                                                             --------------
                                                     1996         1995         1994
                                                  ----------  ------------  ----------
Balance at beginning of period:.................  $  750,318   $  604,286   $  624,321
Charge-offs:
  Commercial....................................    (328,100)           0      (66,379)
  Real estate mortgage..........................           0     (185,968)    (399,000)
  Installment...................................      (6,261)           0      (14,000)
                                                   ----------  ------------  ----------
     Total......................................    (334,361)    (185,968)    (479,379)

Recoveries:
  Commercial....................................      71,981            0        7,344
  Real estate mortgage..........................           0            0            0
                                                   ----------  ------------  ----------
Net Charge-Offs.................................    (262,380)    (185,968)    (472,035)

Additions charged to operations.................     387,500      332,000      452,000
                                                   ----------  ------------  ----------
Balance at the end of period....................  $  875,438   $  750,318   $  604,286
                                                   ----------  ------------  ----------
                                                   ----------  ------------  ----------
Ratio of net charge-offs during
 the period to average loans
 outstanding during the period..............            .41%         .29%         .95%
                                                   ----------  ------------  ----------
                                                   ----------  ------------  ----------



    As of December 31, 1996, the Bank had loans outstanding, totaling $91,834,168 excluding residential mortgage loans held for sale.

    The Bank manages asset quality through diversification in its loan portfolio and adherence to its credit policy. Management strives to identify loans experiencing difficulty early enough to correct the problems, to recognize non-performing loans in a timely manner, to record charge-offs promptly based on realistic assessments of current collateral values and the borrower's ability to repay, and to maintain adequate reserves to cover any inherent losses in the loan portfolio.

    The provision for possible loan losses represents the charge against earnings that is required to fund the allowance for possible loan losses. The level of the allowance is determined by inherent risks within the Bank's loan portfolio. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans.

    Management is currently utilizing a blended general portfolio allocation with segregated pools of loans and a specific loan-by-loan allocation mirroring bank regulatory classifications. Each classified credit is assigned a specific reserve allocation based upon the severity of its classification and its specific characteristics (i.e., industry, type of project, nature of collateral). General reserve allocations are also established against the unclassified major segments of the loan portfolio, as well as against unfunded commitments and exposures resulting from the issuance of letters of credit. Each quarter a comprehensive loan portfolio analysis is undertaken, and reserves are adjusted at such times to more adequately reflect the Bank's exposure in its loan portfolio. Additionally, past loss experience, current economic conditions, the results of the most recent regulatory examination, and other relevant factors are considered in the evaluation.

    The Bank places loans on non-accrual status when, (1) in the opinion of management, the principal or interest is deemed to be not collectable due to a deterioration in the financial position of the borrower; or (2) when the loan is more than 90 days delinquent, unless the obligation is both well secured and in the process of collection; or (3) when borrower declares bankruptcy and current payment ceases.

    Additions to the Bank's provision for possible loan losses for the period ended December 31, 1996, totaled $387,500. Loans charged-off against the reserve in 1996 amounted to $334,361. Recoveries amounted to $71,981 which resulted in $262,380 in net charged-off loans. The principal amount of nonaccrual loans at December 31, 1996 totaled $735,007. This is an increase of $375,773 over year end 1995 and management expects the level to increase to approximately $900,000 by the first quarter of 1997. A substantial portion of the nonaccrual loans are partially or fully secured and in the process of collection.

    Additions to the Bank's provisions for possible loan losses for the period ended December 31, 1995 totaled $332,000. Loans charged off against the reserve in 1995 amounted to $185,968. Loans on non-accrual status as of December 31, 1995 amounted to $359,234.

    Additions to the Bank's loan loss reserve for the period ended December 31, 1994 totaled $452,000. Loans charged off against the reserve aggregated $479,379 and recoveries were approximately $7,344. Loans on non-accrual status at December 31, 1994 amount to $382,726.

    Other real estate owned at December 31, 1996 totaled $511,618 as compared to $552,349 at December 31, 1995. This represents one property in Bryn Mawr, Pennsylvania which the Bank acquired at sheriff's sale. On November 4, 1996, the Bank entered into a lease purchase agreement for a consideration of $575,000. The terms of the agreement called for an immediate payment of $50,000 and an additional payment of $50,000 on or before May 31, 1997. On or before November 1, 1997, the buyer will pay the balance of $475,000 and the Bank will convey the premises. The buyer has an option to extend the payment of the balance until November 1, 1998, upon payment of two additional lump sum payments of $50,000 each on or before November 4, 1997 and May 31, 1998. Additionally, the buyer has agreed to pay to the Bank a monthly rental fee of $500 which will not be credited to the unpaid balance.

    Interest expense of $3,446,440 represented 42% of gross interest income in 1996. Interest expense increased by 16% over 1995. Even though the average cost of funds declined from 5.05% to 4.81% in 1996, the increase in interest expense rose due to interest bearing liabilities increasing from an average of $58,687 in 1995 to $71,667 in 1996, an average increase of 22%.

    Interest expense of $2,962,645 represented 43% of gross interest income in 1995. The increase in interest expense was due to the 35% growth in interest bearing deposits and a higher cost of funds due to increased interest rates over 1994. Interest expense of $1,954,960 represented 39% of gross interest income in 1994.

    Occupancy and equipment expenses totaled $757,482 for the year ended December 31, 1996, as compared to $519,053 at December 31, 1995. The 46% increase represents increased rents for a full year at the Center Square branch location and six months of rent expense on the Strafford branch location. Increased maintenance costs and equipment leases were attributable to the two new branch locations.

    For the year ended December 31, 1995, occupancy and equipment expense increased 9% to $519,053. The increase in those expenses was attributable to increased rent expense for the Center Square branch that opened in the fourth quarter. For the year ended December 31, 1994, occupancy and equipment expenses were $474,115.

    Salary and employee benefits of $1,629,752 in 1996 represented 42% of total non-interest expense, or 22% of total bank expenses as compared to $1,359,430 in 1995. The increase in salary and employee benefits of $270,322, or 20%, is attributable to the hiring of additional employees for branch expansion and to manage the asset growth of the company.

    Salary and employee benefits of $1,359,430 in 1995 represented approximately 44% of total non-interest expense or 22% of total Bank expenses as compared to $1,084,586, or 23% of total Bank expenses in 1994. The $309,332, or 25% increase in salary and employee benefits from 1994 to 1995 is attributable to increased staffing for branch expansion and the hiring of two persons as a result of increased lending activities.

    Other operating expenses in 1996, exclusive of occupancy and equipment and salary and employee benefits expense totaled $1,522,108 as compared to $1,214,462 at December 31, 1995. This increase of 25% for the 1996 year is a result of branch expansion, asset growth and a non-recurring proxy related expense in connection with the Company's Annual Meeting. Legal expenses increased from $25,316 to $79,380, a 214% increase over 1995. This increase was due to loan and collection expenses on certain non-accrual loans and loan closings on new loan originations. Professional fees decreased from $99,638 in 1995 to $60,585 in 1996. This was a result in services from one individual being terminated. The $578,955 in other operating expenses was comprised primarily of increases of 32% in telephone expense, 29% increase in postage and freight, business related auto and travel and miscellaneous expenses of 22%. Other components of other operating expenses also include insurance expense, shares tax expense and accounting and audit fees. These expenses increased 74% over 1995 and were directly related to branch expansion and marketing efforts to increase business. Deposit insurance decreased by 99% in 1996 from $72,783 at December 31, 1995 to $1,500 at December 31, 1996. This
is a continuing direct result from a change in the FDIC assessment regulation described below.

    Other operating expenses in 1995, exclusive of occupancy and equipment and salary and employee benefits costs, totaled $1,214,462 or approximately 20% of total Bank expenses as compared to other operating expenses in 1994, exclusive of occupancy, salary and employee benefits costs, which totaled $1,157,907 or approximately 25% of total bank expenses. Of the other operating expenses, Business Development increased 66% from $60,665 to $100,586. This increase was due to increased expenses to develop the asset growth the bank experienced and the grand opening expenses of the new branch that opened in the fall of 1995. Stationery and supplies increased 96%. This increase over 1994 was attributable to the asset growth and purchases for the new branch.

     The 43% decrease in FDIC insurance premiums, from 1994 to 1995, was attributable to the one time rebate declared by the FDIC as a result of the insurance fund being recapitalized. Future payments under the FDIC assessment regulation, Part 327, will require banks in 1A categories, like the Bank, to pay a minimum of $500 per quarter, regardless of bank deposit size.

    Interest income on investment securities relates primarily to interest on U.S. Government Obligations. Interest income of $295,389 for the year ended December 31, 1996, decreased 27% from $404,520 at December 31, 1995. The decrease is a direct result of the change in liquidity position of the Company. Secondary earning assets declined and a migration to borrowed funds resulted as funding of asset growth outpaced the deposit growth during 1996. Secondary investments decreased by 28% from 1995 to 1996. Interest income of $404,520 for the period ended December 31, 1995 represented a decrease of less than 1% from interest income for the period ended December 31, 1994. Average investments outstanding decreased $1,000,000 from 1994 even though the yield increased from 4.83% to 5.45%. The decrease in secondary investments was primarily due to the Bank's increased loan demand.

    Interest income on temporary investments represents Federal Funds sold. At December 31, 1996 interest income on Federal Funds sold was $88,664, as compared to $101,698 at December 31, 1995, a 13% decrease. The decrease was a direct result of the change in liquidity as described above. The December 31, 1995 balance of $101,698 represents a slight decrease from $103,392 for the period ended December 31, 1994. This was due to the reduction in average balances outstanding of over $1 million from 1994, even though the yield was 5.70% as compared to 3.96%. These funds were used to satisfy loan demand. Interest income on Federal Funds Sold in 1994 was $103,392.

    Interest income on other investments primarily represent the Bank's investments in municipal securities. For the year ended December 31, 1996, 1995 and 1994, interest income on other investments was $75,840, $78,093 and $70,039, respectively. The relatively small fluctuation from year to year is due to changes in the amounts of Federal Home Loan Bank dividend payments. The Bank did not invest in any new municipal bonds in 1995 or 1996.

    Interest and fees on loans were $7,653,898 in 1996, 94% of gross interest income, as compared to $6,263,095 or 91% in 1995. The bank experienced a 28% growth in average loans while the average yield on the portfolio decreased from 9.87% to 9.47%. The slight decrease in rates had little effect on earnings due to the ability of the bank to reprice liabilities on a timely basis with market fluctuations as described above. These factors were directly related to the change in interest and fees on loans during 1996.

    Interest and fees on loans were $6,263,095 in 1995, 91% of gross interest income, as compared to $4,458,108 in 1994. The 40% increase over 1994 was attributable to the growth of loans outstanding, with an average outstanding loan portfolio of $63 million yielding 9.87% as compared to $49 million average outstanding in 1994 yielding 8.96%.

    An analysis of the Bank's loan portfolio is presented in Note 7. "Loans and Allowance for Loan Losses", to the consolidated Financial Statements. The primary lending activity of the Bank is to originate loans to individuals and business entities for business related purposes. The Bank's loans receivable earn interest at either fixed rates or rates that vary overnight with changes in the Bank's prime rate. Certain loans receivable earn interest at rates that are fixed to a specific spread over the rate being paid on certificates of deposit which are pledged as collateral on the loans.

ITEM 7--FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    Independent Auditors' Report dated March 7, 1997.
    Consolidated Statements of Financial Condition as of December 31, 1996 and 1995.
    Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.
    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.
    Consolidated Statements of Cash Flows for years ended December 31, 1996, 1995 and 1994.
    Notes to Consolidated Financial Statements.







    The remainder of this page is intentionally left blank. The Financial Statements of the Company begin on the following page.

[LOGO]

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Madison Bancshares Group, Ltd.
Blue Bell, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Madison Bancshares Group, Ltd. and subsidiary (the "Company") as of December 31, 1996 and 1995 and the related consolidated statements of operations, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Madison Bancshares Group, Ltd. and subsidiary as of December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP
--------------------------


Philadelphia, Pennsylvania
March 7, 1997

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1996 AND 1995

-----------------------------------------------------------------------------------------------------------------------------
ASSETS                                                                                            1996              1995

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks...............................                            $    4,381,957     $   3,788,002
  Federal funds sold............................................                                   925,000         6,685,000
                                                                                              --------------     ------------
   Total cash and cash equivalents...............................                                5,306,957        10,473,002

INVESTMENT SECURITIES:
  Held to maturity (fair value--1996, $2,097,349; 1995, $4,213,449)....                          2,108,206         4,209,744
  Available-for-sale (amortized cost--1996, $3,595,891; 1995, $2,945,533)...............         3,585,406         2,942,869

LOANS (Net of allowance for loan losses--1996, $875,438; 1995, $750,318)                        90,783,582        71,257,282

MORTGAGE LOANS HELD FOR SALE..................................                                   2,111,618           500,540

REAL ESTATE OWNED.............................................                                     511,618           552,349

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET..........                                     584,533           497,045

ACCRUED INTEREST RECEIVABLE...................................                                     641,570           604,093

OTHER ASSETS..................................................                                     337,385           190,774
                                                                                              --------------     ------------
TOTAL.........................................................                              $  105,970,875     $  91,227,698
                                                                                              --------------     ------------
                                                                                              --------------     ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits...........................                            $   14,660,464     $  14,452,481
  Interest-bearing demand deposits..............................                                 4,564,916         3,262,291
  Savings deposits..............................................                                 4,571,352         4,900,299
  Money market deposits.........................................                                14,409,382        16,376,099
  Time deposits.................................................                                48,993,877        43,879,450
                                                                                              --------------     ------------
     Total deposits................................................                             87,199,991        82,870,620

BORROWED FUNDS................................................                                  10,000,000

ACCRUED INTEREST PAYABLE......................................                                     704,707           656,895

ACCRUED EXPENSES AND OTHER LIABILITIES........................                                      91,957           307,468
                                                                                              --------------     ------------
Total liabilities.............................................                                  97,996,655        83,834,983
                                                                                              --------------     ------------
COMMITMENTS

SHAREHOLDERS' EQUITY:
 Preferred stock, $5 par value--authorized, 5,000,000 shares; issued outstanding, 0 shares;
 Common stock, $1 par value--authorized, 20,000,000 shares;
   issued and outstanding, 1996, 971,360 shares; 1995, 897,574 shares................              971,360           897,574
 Capital surplus...............................................                                  7,185,686         6,709,506
 Accumulated deficit...........................................                                   (175,907)         (212,606)
 Net unrealized losses on available-for-sale securities........                                     (6,919)           (1,759)
                                                                                              --------------    -------------
   Total shareholders' equity....................................                                7,974,220         7,392,715
                                                                                              --------------    -------------
TOTAL.........................................................                                $105,970,875       $91,227,698
                                                                                              --------------    -------------
                                                                                              --------------    -------------

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                                                              1996          1995          1994
                                                                          ------------  ------------  -------------
INTEREST INCOME:
  Interest and fees on loans.............................................  $  7,653,898 $  6,263,095  $  4,458,108
  Interest and dividends on investment securities:
    U.S. Government obligations...........................................      295,389      404,520       407,118
    Other securities.....................................................        75,840       78,093        70,039
    Interest on temporary investments....................................        88,664      101,698       103,392
                                                                           ------------- ------------  ------------
      Total interest income..............................................     8,113,791    6,847,406     5,038,657
                                                                           ------------- ------------  ------------
INTEREST EXPENSE:
Interest on:
  Demand deposits.........................................................       78,738       76,473        59,354
  Savings and money market deposits.......................................      611,151      841,898       702,185
  Time deposits...........................................................    2,475,714    1,987,626     1,175,581
  Other interest..........................................................      280,837       56,648        17,840
                                                                           ------------- ------------  ------------
    Total interest expense...............................................     3,446,440    2,962,645     1,954,960
                                                                           ------------- ------------  ------------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES....................      4,667,351    3,884,761     3,083,697

PROVISION FOR LOAN LOSSES...............................................        387,500      332,000       452,000
                                                                           ------------- ------------  ------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES.....................                                        4,279,851    3,552,761     2,631,697
                                                                           ------------- ------------  ------------
OTHER NONINTEREST INCOME:
  Service charges on deposit accounts.....................................      374,897      275,877       307,265
  Gain on the sale of mortgage loans......................................       59,002       49,505        99,503
  Gain on sale of investments.............................................                    15,812        25,435
  Other...................................................................       55,054       40,049        33,328
                                                                           ------------- ------------  ------------
    Total noninterest income.............................................       488,953      381,243       465,531
                                                                           ------------- ------------  ------------
OTHER NONINTEREST EXPENSES:
  Salaries and employee benefits..........................................    1,629,752    1,359,430     1,084,586
  Occupancy...............................................................      556,977      396,393       359,696
  Equipment...............................................................      200,505      122,660       114,419
  Computer processing.....................................................      210,688      176,559       148,828
  Deposit insurance.......................................................        1,500       72,783       128,462
  Legal...................................................................       79,380       25,316        38,132
  Professional fees.......................................................       60,585       99,638       108,942
  Business development....................................................      124,637      100,586        60,665
  Office and stationery supplies..........................................      121,628      101,925        52,087
  Advertising.............................................................       82,009       70,221        48,720
  Director's fees.........................................................      115,325       95,600        68,500
  Proxy related expense...................................................      147,401
  Other operating.........................................................      578,955      471,834       503,571
                                                                           ------------- ------------  ------------
    Total other noninterest expenses..............................            3,909,342    3,092,945     2,716,608
                                                                           ------------- ------------  ------------
INCOME BEFORE TAXES.....................................................        859,462      841,059       380,620

PROVISION FOR INCOME TAXES..............................................        318,875      294,403        69,125
                                                                           ------------- ------------  ------------

NET INCOME..............................................................   $    540,587  $   546,656   $   311,495
                                                                           ------------- ------------  ------------
                                                                           ------------- ------------  ------------
NET INCOME PER COMMON SHARE.............................................   $       0.52  $      0.52   $      0.30
                                                                           ------------- ------------  ------------
                                                                           ------------- ------------  ------------
  Weighted average number of shares outstanding...........................    1,050,776    1,044,031     1,022,333


See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                                                                                    NET
                                                                                                 UNREALIZED
                                                                                                   LOSSES
                                                                                                     ON
                                                                                                 AVAILABLE-
                                                          COMMON      CAPITAL     ACCUMULATED     FOR-SALE
                                                          STOCK       SURPLUS       DEFICIT      SECURITIES     TOTAL
                                                        ----------  ------------  ------------  ------------  ----------
BALANCE, JANUARY 31, 1994.............................  $  826,750  $  6,226,188   $ (616,615)                $6,436,323
  Issuance of common stock to director..................     6,112        43,888                                  50,000
  Net income............................................                              311,495                    311,495
  Net unrealized losses on available-for-sale securities                                         $  (45,523)     (45,523)
                                                        ----------  ------------  ------------  ------------  ----------
BALANCE, DECEMBER 31, 1994............................     832,862     6,270,076     (305,120)      (45,523)   6,752,295
  Issuance of common stock to director..................     6,113        43,887                                  50,000
  Issuance of 7% common stock dividend..................    58,599       395,543     (454,142)
  Net income............................................                              546,656                    546,656
  Recovery of unrealized loss on available-for-sale
    securities..........................................                                             43,764       43,764
                                                        ----------  ------------  ------------  ------------  ----------
BALANCE, DECEMBER 31, 1995............................     897,574     6,709,506     (212,606)       (1,759)   7,392,715
                                                        ----------  ------------  ------------  ------------  ----------
  Exercise of stock options and stock warrants..........     6,601        39,477                                  46,078
  Issuance of 7 1/2% stock dividend.....................    67,185       436,703     (503,888)
  Net income............................................                              540,587                    540,587
  Unrealized loss on available-for-sale securities......                                             (5,160)      (5,160)
                                                        ----------  ------------  ------------  ------------  ----------
BALANCE, DECEMBER 31, 1996............................  $  971,360  $  7,185,686   $ (175,907)   $   (6,919)  $7,974,220
                                                        ----------  ------------  ------------  ------------  ----------
                                                        ----------  ------------  ------------  ------------  ----------

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
-------------------------------------------------------------------------------

                                                               1996           1995         1994
                                                          --------------  ------------  ----------
OPERATING ACTIVITIES:
  Net income........................                       $     540,587  $    546,656  $    311,495
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation on equipment...............................     144,701        89,748        85,711
    Provision for loan losses...............................     387,500       332,000       452,000
    Net amortization of bond premium/discount...............       1,789       482,259        25,461
    Gain on sale of mortgage loans held for sale............     (59,002)      (49,505)      (99,503)
    Gain on sale of investments.............................                   (15,812)      (25,435)
    Originations of loans held for sale..................... (15,684,054)   (7,314,677)  (14,438,700)
    Proceeds from sale of loans.............................  14,013,974     7,313,442    16,672,502
  Changes in assets and liabilities which (used)
   provided cash:
    Accrued interest receivable.............................     (37,477)      (99,235)     (112,752)
    Other assets............................................    (146,611)      (27,719)      (52,975)
    Accrued interest payable................................      47,812       334,830         4,281
    Accrued expenses and other liabilities..................    (215,511)      204,584        24,434
    Deferred loan fees......................................      24,880       (72,209)      (20,535)
                                                            -------------  -------------  -------------
      Net cash provided by (used in) operating activities...    (981,412)    1,724,362     2,825,984
                                                            -------------  -------------  -------------
INVESTING ACTIVITIES:
  Purchase of investment securities held-to-maturity......                    (500,000)   (8,993,360)
  Purchase of investment securities available for sale....    (1,647,031)   (1,500,000)   (7,474,160)
  Proceeds from maturities of investment securities
    held-to-maturity......................................     2,100,000     5,787,700     4,863,649
  Proceeds from sale of investment securities available
    for sale..............................................                   4,003,438     1,995,000
  Proceeds from maturity of investment securities
    available for sale....................................     1,000,000
  Loans purchased and originated, net of principal
    repayments............................................   (19,821,593)  (19,512,697)   (3,246,768)
  Additions to furniture, equipment and leasehold
    improvements..........................................      (232,189)     (269,926)      (15,540)
  Costs capitalized for real estate owned.................                    (552,349)
  Proceeds on sale of real estate owned...................        40,731                     150,832
                                                            -------------  -------------  -------------
    Net cash used in investing activities................    (18,560,082)  (12,543,834)   (12,720,347)
                                                            -------------  -------------  -------------
FINANCING ACTIVITIES:
  Net increase in demand, savings and time deposits.......     4,329,371    20,941,335      2,097,712
  Proceeds from issuance of common stock..................                      50,000         50,000
  Exercise of stock warrants..............................        26,895
  Exercise of stock options...............................        19,183
  Advances of borrowed funds..............................    10,000,000                    3,675,000
  Repayments of borrowed funds............................                  (3,675,000)
                                                            -------------  -------------  -------------
   Net cash provided by financing activities...............   14,375,449    17,316,335      5,822,712
                                                            -------------  -------------  -------------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS....      (5,166,045)    6,496,863     (4,071,651)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR............      10,473,002     3,976,139      8,047,790
                                                            -------------  -------------  -------------
CASH AND CASH EQUIVALENTS, END OF YEAR..................   $   5,306,957  $ 10,473,002  $   3,976,139
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
   Interest................................................$   3,398,628  $  2,627,815  $   1,950,679
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------
   Income taxes............................................$     569,956  $    197,527  $     146,514
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------
SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITY:
  Issuance of 7.5% and 7% stock dividend in 1996 and 1995,
    respectively:
   Common stock............................................$      67,185  $     58,599
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------
   Capital surplus.........................................$     436,703  $    395,543
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------
   Accumulated deficit.....................................$    (503,888) $   (454,142)
                                                            -------------  -------------  -------------
                                                            -------------  -------------  -------------

See notes o consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

1.  ORGANIZATION AND NATURE OF OPERATIONS

    Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding company formed pursuant to Section 3 (a) (1) of the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the Commonwealth of Pennsylvania on May 31, 1988, to engage in the business of commercial banking through its wholly owned subsidiary, The Madison Bank (the "Bank"). The Bank is a commercial bank chartered under the applicable laws of the Commonwealth and is regulated under the Federal Reserve System by the Federal Reserve Bank. The Bank offers a variety of services to individuals and businesses through its offices in Blue Bell, Conshohocken, Center Square and its fourth branch location, Strafford, Pennsylvania, opened in 1996. The Bank commenced its operations on August 16, 1989 after receiving the necessary regulatory approval.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    Principles of Consolidation--The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

    Use of Estimates in the Preparation of Financial Statements--The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant of these estimates is the allowance for loan losses. Actual results could differ from those estimates.

    Cash and Cash Equivalents--For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash maintained in vaults on premises of $991,352 and $596,495 at December 31, 1996 and 1995, respectively, is sufficient to currently meet average reserve balances under federal requirements.

    Investment Securities--The Bank accounts for investment securities in accordance with Statement of Financial Accounting Standards ("SFAS")
    No. 115, Accounting for Certain Investments in Debt and Equity Securities. The Bank classifies and accounts for debt and equity securities as follows:

    - Securities Held-to-Maturity--Securities held-to-maturity are stated at cost adjusted for unamortized purchase premiums and discounts based on management's intent and the Bank's ability to hold until maturity considering all reasonably foreseeable conditions and events. Purchase premiums and discounts are amortized to income over the life of the related security. The adjusted cost of a specific security sold is the basis for determining the gain or loss on the sale.

     - Securities Available-for-Sale--Securities available for sale, carried at approximate market or fair value, are those management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of shareholders' equity until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statement of operations and are determined using the adjusted cost of the specific security sold.

    Loans--Loans are stated at the principal amount outstanding, net of any deferred loan fees. Interest income on commercial and mortgage loans is recorded on the outstanding balance method, using actual interest rates applied to daily principal balances. Accrual of interest income on loans will cease when collectibility of interest and/or principal is uncertain. If it is determined that the collection of interest previously accrued is uncertain, the accrued interest is reversed and charged to current earnings; thereafter, income is recognized as payments are received.

    Allowance for Loan Losses--An allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risk in the loan portfolio. Allowances for loan losses are based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case, allowances for loan losses are based on fair value. Management's periodic evaluation is based upon evaluation of the portfolio, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

    The Company accounts for impairment of loans in accordance with SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for of a Loan--Income Recognition and Disclosure. SFAS Nos. 114 and 118 require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market price, or the fair value of the collateral if the loan is collateral dependent.

    Deferred Origination Fees--Nonrefundable fees and certain direct costs associated with originating and acquiring loans are deferred. For loans held for investment, the net amount of fees and costs are amortized using a method which approximates the interest method as a yield adjustment over the life of the loan. For loans held for sale, the net amount is deferred and recognized as part of the gain or loss on the sale of the loans.

    Mortgage Loans Held for Sale--The Company originates residential mortgage loans for portfolio investment or for sale in the secondary market to provide additional funds for lending. Loans held for sale are carried at the lower of cost or market value, determined on a net aggregate basis.

    Real Estate Owned--Real estate owned consists of one property acquired by foreclosure. The asset is carried at the lower of cost or estimated fair value less the costs to dispose. Write-downs, if any, at the time of foreclosure are charged against the allowance for loan loss. Subsequent losses in value are charged directly to operations. Costs relating to the development and improvement of real estate owned are capitalized and those relating to the holding of the properties are charged to expense.

    Furniture, Equipment and Leasehold Improvements, Net--Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method and charged to operating expenses over the estimated useful lives of the related assets. The average life for furniture and equipment is 7 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

    Income Taxes--The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    Net Income Per Common Share--Net income per common share has been calculated for all years presented based on the weighted average common shares outstanding for the respective years. The average common shares outstanding have been retroactively restated to reflect the effect of the 7.5% stock dividend issued in 1997 and 1996 and the 7% stock dividend issued in 1995. The calculation of net income per common share does not reflect the exercise of outstanding common stock warrants and options as the effect of such calculation is anti-dilutive.

    Accounting for Stock Options and Warrants--The Company accounts for stock options and warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation which allows the Company to account for compensation expense of the options and warrants using the intrinsic value method as defined in Accounting Principles Bulletin ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company is required to disclose the pro-forma net income and earnings per share, calculated using the fair value method for measuring compensation as defined in SFAS No. 123 at the grant date of options and warrants. The Company has not recognized any compensation expense under the intrinsic value method.

    Accounting Principles Issued and Not Adopted--In June 1996, the FASB issued SFAS No. 125, Accounting for Transfer and Servicing of Financial Assets and Extinguishments of Liabilities. The statement which is effective for transactions occurring after December 31, 1996 requires an entity to recognize, prospectively, the financial and servicing assets it controls and the liabilities it has incurred, derecognize financial assets when control has been surrendered, and derecognize liabilities when extinguished. It requires that servicing assets and other retained interests in transferred assets be measured by allocating the previous carrying amount between the asset sold, if any, and retained interest, if any, based on their relative fair values at the date of transfer. It also provides implementation guidance for servicing of financial assets, securitizations, loan sydications, and participations and transfers of receivables with recourse. The statement supersedes SFAS No. 122, Accounting for Mortgage Servicing Rights, which was adopted by the Company on January 1, 1996. In December 1996, the FASB issued SFAS No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement
    No. 125. SFAS No. 127 defers for one year the effective date of SFAS
    No. 125 as it relates to transactions involving secured borrowings and collateral and transfers and servicing of financial assets. This statement also provides additional guidance on these types of transactions. Management of the Company does not believe the statements will have a material impact on the Company's results of operations or financial position when adopted.

    Reclassifications--Certain items in the 1994 and 1995 consolidated financial statements have been reclassified to conform with the presentation in the 1996 consolidated financial statements.

3. INVESTMENT SECURITIES

    A summary of investment securities and their expected maturities, as well as estimated fair values at December 31, 1996 and 1995 is as follows:

                                                                 GROSS       GROSS
                                                 AMORTIZED    UNREALIZED   UNREALIZED      FAIR
                                                    COST         GAINS       LOSSES       VALUE
                                                ------------  -----------  ----------  ------------
Securities to be held to maturity:
 December 31, 1996:
  Debt securities:
   U.S. Government and Federal Agencies.......  $  1,000,000   $  11,719   $   (4,219)  $ 1,007,500
   Municipal and State Government bonds.......     1,108,206                  (18,357)    1,089,849
                                                ------------  -----------  ----------  ------------
Total.........................................  $  2,108,206   $  11,719   $  (22,576) $  2,097,349
                                                ------------  -----------  ----------  ------------
                                                ------------  -----------  ----------  ------------
Securities available for sale:
 December 31, 1996:
  Debt securities--U.S. Government and
   Federal Agencies...........................  $  2,493,491   $     350   $   (10,835) $ 2,483,006
  Equity securities:
   Federal Home Loan Bank Stock...............       926,000                                926,000
   Federal Reserve Bank Stock.................       176,400                                176,400
                                                ------------  -----------  ----------  ------------
Total.........................................  $  3,595,891   $     350   $  (10,835) $  3,585,406
                                                ------------  -----------  ----------  ------------
                                                ------------  -----------  ----------  ------------
Securities to be held to maturity:
 December 31, 1995:
  Debt securities:
   U.S. Government and Federal Agencies.......  $  3,098,852   $  27,398   $   (2,290) $  3,123,960
   Municipal and State Government bonds.......     1,110,892     (21,403)   1,089,489
                                                ------------  -----------  ----------  ------------
Total.........................................  $  4,209,744   $  27,398   $  (23,693) $  4,213,449
                                                ------------  -----------  ----------  ------------
                                                ------------  -----------  ----------  ------------
Securities available for sale:
 December 31, 1995:
  Debt securities--U.S. Government and
   Federal Agencies...........................  $  2,500,633                $  (2,664)  $ 2,497,969
  Equity securities:
   Federal Home Loan Bank Stock...............       268,500                                268,500
   Federal Reserve Bank Stock.................       176,400   $                            176,400
                                                ------------  -----------  ----------  ------------
                                                $  2,945,533   $           $   (2,664) $  2,942,869
                                                ------------  -----------  ----------  ------------
                                                ------------  -----------  ----------  ------------

The scheduled maturities of debt securities to be held to maturity and debt securities available for sale at December 31, 1996 were as follows:

                                              SECURITIES TO BE               SECURITIES
                                              HELD TO MATURITY           AVAILABLE FOR SALE
                                         --------------------------  --------------------------
                                          AMORTIZED        FAIR       AMORTIZED        FAIR
                                             COST         VALUE          COST         VALUE
                                         ------------  ------------  ------------  ------------
Due from 1 to 5 years..................  $  1,000,000  $  1,007,500  $  2,493,491  $  2,483,006
Due from 5 to 10 years.................       937,884       921,651
Due after 10 years.....................       170,322       168,198
                                         ------------  ------------  ------------  ------------
Total..................................  $  2,108,206  $  2,097,349  $  2,493,491  $  2,483,006
                                         ------------  ------------  ------------  ------------
                                         ------------  ------------  ------------  ------------

    There were no sales of investment securities in 1996. Gross proceeds from the sale of investment securities available for sale in 1995 totaled $4,003,438, resulting in a gross gain of $16,307 and a gross loss of $495. Gross proceeds from the sale of investment securities available for sale in 1994 totaled $1,995,000, resulting in a gross gain of $25,435.

    Included in investment securities at December 31, 1995 were structured notes with the Federal Home Loan Bank with par values $600,000. There were no structured notes at December 31, 1996.

4.  LOANS AND ALLOWANCE FOR LOAN LOSSES

    LOANS OUTSTANDING ARE SUMMARIZED AS FOLLOWS:

                                                                         DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Real estate mortgage loans.....................................  $  44,800,169  $  32,000,817
Commercial loans...............................................     38,685,537     34,201,976
Consumer loans.................................................      8,348,462      6,004,835
                                                                 -------------  -------------
 Total.........................................................     91,834,168     72,207,628
Less:
 Allowance for loan losses.....................................       (875,438)      (750,318)
 Deferred origination fees, net................................       (175,148)      (200,028)
                                                                 -------------  -------------
                                                                 $  90,783,582  $  71,257,282
                                                                 -------------  -------------
                                                                 -------------  -------------

    The Bank grants loans to customers primarily in its local market area which consists primarily of Montgomery County, Pennsylvania. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

    At December 31, 1996, commercial loans have maturities ranging from six months to five years. Further, these loans are granted at both fixed and adjustable rates. Fixed rates range from 5.5% to 14.4% with adjustable rates ranging from the Bank's prime rate to 3% in excess of prime.

    The composition of fixed and adjustable rate loans as of December 31, 1996 was as follows:


               FIXED RATE                  ADJUSTABLE RATE
--------------------------------  ---------------------------------
                                  TERM TO RATE
TERM TO MATURITY     BOOK VALUE   ADJUSTMENT         BOOK VALUE
-------------------  -----------  -----------------  --------------

1 month--1 year....  $ 9,951,661  Less than 1 month  $35,439,563
1 year--3 years....   10,563,163  1 month to 1 year    4,586,532
3 years--5 years...   17,005,182  1 year--3 years        984,043
5 years--30 years..   13,115,827  3 years--30 years      188,197
                     -----------                     -------------
                     $50,635,833                      $41,198,335
                     -----------                     -------------

    An analysis of the activity in the allowance for loan losses is as follows:

                                                                         YEAR ENDED DECEMBER
                                                                                 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Balance, beginning of year............................................  $  750,318  $  604,286
                                                                        ----------  ----------
Provision charged to operations.......................................     387,500     332,000
                                                                        ----------  ----------
Loans charged off:
Real estate mortgage loans............................................                (185,968)
Commercial loans......................................................    (328,100)
Consumer loans........................................................      (6,261)
                                                                        ----------  ----------
(334,361).............................................................    (185,968)
                                                                        ----------  ----------
Recoveries--commercial loans..........................................      71,981
                                                                        ----------  ----------
Balance, end of year..................................................  $  875,438  $  750,318
                                                                        ----------  ----------
                                                                        ----------  ----------

The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan and lease portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and
118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 1996 and 1995, 100% of the impaired loan balance was measured for impairment based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. SFAS Nos. 114 and 118 do not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows:

                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                          1996         1995
                                                                      ------------  ----------
Impaired loans with related reserve for loan losses ($0) calculated
  under SFAS No. 114................................................  $          0  $        0
Impaired loans with no related reserve for loan losses calculated
  under SFAS No. 114................................................     1,037,043     860,303
                                                                      ------------  ----------
Total...............................................................  $  1,037,043  $  860,303
                                                                      ------------  ----------
                                                                      ------------  ----------

                                                                              YEAR ENDED
                                                                             DECEMBER 31,
                                                                        ----------------------
                                                                           1996        1995
                                                                        ----------  ----------
Average impaired loans................................................  $  407,581  $  915,405
Interest income recognized on impaired loans..........................      43,882      95,120
Cash basis interest income recognized on impaired loans...............       3,161           0

    At December 31, 1996 all of the Bank's nonaccrual loans were considered to be impaired loans.

    Interest payments on impaired loans are typically applied to principal unless collectibility of the principal amount is fully assured, in which case interest is recognized on the cash basis.

    Commercial loans and commercial real estate loans are placed on nonaccrual at the time the loan is 90 days delinquent unless the credit is well secured and in the process of collection. Generally, commercial loans are charged off no later than 120 days delinquent unless the loan is well secured and in the process of collection, or other extenuating circumstances support collection. Residential real estate loans are typically placed on nonaccrual at the time the loan is 90 days delinquent. Other consumer loans are typically charged off at 90 days delinquent. In all cases, loans must be placed on nonaccrual or charged off at an earlier date if collection of principal or interest is considered doubtful.

    The principal amount of nonaccrual loans at December 31, 1996 and 1995 totaled $735,007 and $359,234, respectively. Additional interest income that would have been recorded in 1996 and 1995 under the original terms of nonaccrual loans totaled approximately $58,656 and $22,668, respectively.

    Accruing loans which are contractually past due 90 days or more totaled $251,823 and $79,902 at December 31, 1996 and 1995, respectively. Interest due on these loans totaled $7,741 and $3,152 at December 31, 1996 and 1995, respectively.

5.  FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

    A SUMMARY OF FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS IS AS FOLLOWS:

                                                                            DECEMBER 31,
                                                                       ----------------------
                                                                          1996        1995
                                                                       ----------  ----------
Furniture and equipment..............................................  $  850,047  $  624,914
Leasehold improvements...............................................     315,087     308,030
                                                                       ----------  ----------
Total................................................................   1,165,134     932,944
Accumulated depreciation and amortization............................    (580,601)   (435,899)
                                                                       ----------  ----------
                                                                       $  584,533  $  497,045
                                                                       ----------  ----------
                                                                       ----------  ----------


6. DEPOSITS Interest-bearing deposits have stated rates ranging from 2.15% to 5.69% with a weighted average cost on all deposits of 4.81% at December 31, 1996 and from 2.4% to 6.45% with a weighted average cost on all deposits of 4.99% at December 31, 1995.

Time deposit accounts outstanding at December 31, 1996 and 1995 mature as follows:

                                                                   YEAR ENDED DECEMBER 31,
                                                                 ----------------------------
                                                                     1996           1995
                                                                 -------------  -------------
Three months or less...........................................  $  10,392,000  $   6,521,000
Three to twelve months.........................................     26,035,000     28,487,000
Over one year..................................................     12,566,877      8,871,450
                                                                 -------------  -------------
                                                                 $  48,993,877  $  43,879,450
                                                                 -------------  -------------
                                                                 -------------  -------------

    The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 1996 and 1995 was $23,344,356 and
    $16,970,990, respectively. Interest expense attributable to these deposits for the years ended December 31, 1996, 1995 and 1994 amounted to $962,149, $784,646 and $346,437, respectively. These certificates and their remaining maturities are as follows:

                                                                                 DECEMBER 31,
                                                                                     1996
                                                                                 -------------
Three months or less...........................................................  $   7,843,356
Three through twelve months....................................................     12,152,000
Over 12 months.................................................................      3,349,000
                                                                                 -------------
                                                                                 $  23,344,356
                                                                                 -------------
                                                                                 -------------

7.  OTHER BORROWED MONEY

    OTHER BORROWED MONEY IS SUMMARIZED AS FOLLOWS:

                                                             INTEREST        DECEMBER 31,
                                              DUE             RATE                1996
                                         -------------     -------------     ------------
FHLB advance........................     February 1997          5.82%        $ 5,000,000
FHLB repurchase agreements..........     January 1997           5.46           5,000,000
                                                                             -----------

                                                                             $10,000,000
                                                                             -----------
                                                                             -----------

    The advance was collateralized under a blanket collateral lien agreement.

8.  INCOME TAXES

    The Bank's provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                       DECEMBER 31, 1996          DECEMBER 31, 1995          DECEMBER 31, 1994
                                                   -------------------------  -------------------------  -------------------------
                                                     AMOUNT     PERCENTAGE      AMOUNT     PERCENTAGE      AMOUNT     PERCENTAGE
                                                   ----------  -------------  ----------  -------------  ----------  -------------
Tax at federal tax rate..........................  $  382,985         35.0%   $  294,371         35.0%   $  133,217         35.0%
Increase (decrease) resulting from:
Benefit of surtax exemptions.....................     (10,943)        (1.0)       (8,411)        (1.0)       (3,806)        (1.0)
Meals and entertainment disallowed...............      21,188          1.9        17,072          2.0        11,519          3.0
Municipal bond interest..........................     (18,331)        (1.7)      (13,925)        (1.6)      (14,429)        (3.8)
Reversal of deferred tax asset...................                                                          (107,000)       (28.1)
Other............................................     (56,024)        (5.1)        5,296          0.6        49,624         13.1
                                                   ----------          ---    ----------          ---    ----------          ---
                                                   $  318,875         29.1%   $  294,403         35.0%   $   69,125         18.2%
                                                   ----------          ---    ----------          ---    ----------          ---
                                                   ----------          ---    ----------          ---    ----------          ---

    Items that give rise to significant portions of the Company's deferred tax asset, calculated at 34%, are as follows:

                                                                           1996        1995
                                                                        ----------  ----------
Allowance for possible loan losses....................................  $  157,723  $  131,423
Deferred fees.........................................................      10,801      15,200
Unrealized losses on available-for-sale securities....................       3,565         905
Other.................................................................      (7,920)    (37,019)
                                                                        ----------  ----------
Deferred tax asset at December 31.....................................  $  164,169  $  110,509
                                                                        ----------  ----------
                                                                        ----------  ----------

    The deferred tax asset is included in other assets on the consolidated statements of financial condition.

    The provision for income taxes for the years ended December 31, 1996, 1995 and 1994 includes the following:

                                                                                    1996        1995       1994
                                                                                 ----------  ----------  ---------
Current taxes..................................................................  $  369,875  $  358,355  $  76,777
Deferred taxes.................................................................     (51,000)    (63,952)    (7,652)
                                                                                 ----------  ----------  ---------
Total..........................................................................  $  318,875  $  294,403  $  69,125
                                                                                 ----------  ----------  ---------
                                                                                 ----------  ----------  ---------

9.  COMMITMENTS

    Letters of Credit and Commitments to Lend:

    In the normal course of business, the Bank had commitments to advance funds under outstanding letters of credit of $1,382,000 and $661,000 and unadvanced loan commitments of $13,906,000 and $12,809,000 at December 31,

    1996 and 1995, respectively. The unadvanced loan commitments at December 31, 1996 and 1995 were primarily at variable rates. In addition, the Bank had commitments to sell fixed rate residential mortgages of $2,111,618 and $500,540 at December 31, 1996 and 1995, respectively.
    Commitments are issued in accordance with the same loan policies and underwriting standards as settled loans and represent credit risk should the borrowers fail to repay the amounts extended.

    Leasing Arrangements:

    The Company leases branch offices and certain equipment under noncancelable agreements requiring various minimum annual rentals. In addition to the minimum rents, the Company pays its pro rata shares of the building's operating costs. Total operating lease expense for 1996, 1995 and 1994 was $384,501, $346,363 and $300,660, respectively.

    Future minimum lease payments under noncancelable leases are as follows:

                                        YEAR ENDING
                                        DECEMBER 31,
                                        ------------
1997.................................   $  514,751
1998.................................      513,070
1999.................................      522,194
1999.................................      334,416
2000 Thereafter......................      971,366
                                        ------------
Total................................   $  2,855,797
                                        ------------
                                        ------------

10. STOCK INCENTIVE PLAN

    In 1989, the Company's shareholders adopted a Stock Incentive Plan (the "Plan") providing for the issuance of qualified and non-qualified stock options to the officers and key executives of the Company. A total of 47,562 shares of common stock have been reserved for issuance pursuant to this Plan. The price at which such options may be issued is determined by a special committee which oversees the Plan. The exercise price of options granted through December 31, 1996 has been equal to the fair market value of the Company's common stock at the date of grant. All options expire ten years after issuance.

    In 1995, the Board of Directors approved the adjustment of the exercise price to reflect stock dividends issued. The per share price of exercisable options at December 31, 1996 reflects the adjusted exercise price resulting from stock dividends.

Transactions in the Plan during each of the last three years adjusted for stock dividends are as follows:

                                                         EXERCISE PRICE      WEIGHTED
                                                           PER SHARE     AVERAGE EXERCISE
                                               SHARES        PRICE        PRICE PER SHARE
                                              ---------  --------------  -----------------
Exercisable, January 1, 1994................     30,830  $  6.17--$6.68      $    6.63
Granted.....................................        618  $         6.17           6.17
                                              ---------
Exercisable, December 31, 1994..............     31,448  $  6.17--$6.68           6.63
                                              ---------
Granted.....................................     10,510  $  7.00--$7.50           7.33
                                              ---------
Exercisable, December 31, 1995..............     41,958  $  5.99--$6.68           7.05
                                              ---------
Exercised...................................      3,781  $         6.42           6.67
                                              ---------
Exercisable, December 31, 1996..............     38,177                           6.56
                                              ---------


The Company accounts for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation which permits the use of the intrinsic value method described in APB Opinion No. 25, Accounting for Stock Issued to Employees, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                   1995
                                                              ---------------
Net income:.............................  As reported              $  540,587
                                          Pro forma                $  508,467

Net income per common share:............  As reported                    0.52
                                          Pro forma                      0.48

Significant assumptions used to calculate the above fair value of the awards are as follows:

                                                                        1995
                                                                  -------------
Risk free interest rates of return...............................  6.50%; 5.97%
Expected option life...........................................     120 months
Expected dividends...............................................  $         0

    There were no grants of options in 1996.

11. WARRANTS AUTHORIZED

    In connection with the initial offering of the Company's common stock, the Company's directors received warrants to purchase, in the aggregate, up to 70,107 shares of common stock. These offering warrants are nontransferable and expire between 1999 and 2002. The warrants had an initial exercise price of $10 per share. As a result of stock dividends issued by the Company in 1991, 1992, 1993, 1995, 1996 and 1997 (see Note 13), the
    exercise price was adjusted by the Board of Directors. At December 31, 1996, warrants have an exercise price of $6.72 per share. As of December 31, 1996, there were 97,969 warrants outstanding and 4,004 have been exercised. Warrants outstanding have been adjusted to reflect stock dividends.

12. PROFIT SHARING

    Effective March 1, 1993, the Bank adopted a 401(k) profit sharing plan to provide eligible employees with additional income upon their retirement. Participants may contribute up to 15% of their annual compensation to the plan subject to Internal Revenue Service limitations. The Bank contributes an amount equal to 50% of each participant's contribution, up to 2% of their compensation. Contributions made by the Bank during the years ended December 31, 1996, 1995 and 1994 were approximately $13,977, $16,600 and $12,400 respectively.

13. SHAREHOLDERS' EQUITY

    In December 1994, in conjunction with the appointment of a new director, the Company entered into an agreement with the new director whereby 12,225 shares of newly issued unregistered common stock would be purchased by the director based upon the book value of the Company. As of December 31, 1994, 6,112 shares were purchased and total proceeds from the issuance were $50,000. The remaining 6,113 shares were purchased on February 8, 1995 and total proceeds from the issuance were $50,000.

    On April 13, 1995, the Board of Directors declared a 7% stock dividend payable to all holders of record of the Company's common stock as of April 30, 1995.

    On January 11, 1996, the Board of Directors declared a 7.5% stock dividend payable to all holders of record of the Company's common stock as of February 15, 1996.

    On January 22, 1997, the Board of Directors declared a 7.5% stock dividend payable to all holders of record of the Company's common stock as of February 5, 1997. Per share computations reflect the changes in the number of shares resulting from these dividends.

14. RELATED PARTY TRANSACTIONS

    Loans to directors, officers, employees, and their affiliates and/or business interests must be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment.

    A summary of unpaid principal balances of loans outstanding to directors, officers, employees and their business interests is as follows:

                                                                   DECEMBER 31,  DECEMBER 31,
                                                                       1996          1995
                                                                   ------------  ------------
Beginning of period..............................................   $5,594,284    $3,227,234
Borrowings.......................................................    1,722,607     6,181,896
Principal repayments.............................................   (1,387,832)   (3,814,846)
                                                                   ------------  ------------
End of period....................................................   $5,929,059    $5,594,284
                                                                   ------------  ------------
                                                                   ------------  ------------

    Certain directors of the Company are partners in an entity from which the Bank leases office space (Note 9). Rental payments for the office space were approximately $256,000, $214,000, and $183,000 for the years ended December 31, 1996, 1995 and 1994, respectively. In the opinion of management, all aspects of this transaction, including the lease and amendments thereto, have been negotiated on an arms-length basis and the resultant terms are no less favorable than those that could be obtained from third parties.

15. FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following disclosure of the carrying amounts and the estimated fair value of financial instruments is made in accordance with the requirements of SFAS No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of amounts the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

                                                                                 1996                     1995
                                                                       ------------------------  ----------------------
                                                                                     ESTIMATED               ESTIMATED
                                                                        CARRYING       FAIR      CARRYING      FAIR
                                                                         AMOUNT        VALUE      AMOUNT       VALUE
                                                                       -----------  -----------  ---------  -----------

                                                                            (IN THOUSANDS)           (IN THOUSANDS)
Assets:
Cash and cash equivalents............................................   $   5,307    $   5,307   $  10,473   $  10,473
Investment securities held-to-maturity...............................       2,108        2,097       4,209       4,213
Investment securities available for sale.............................       3,585        3,585       2,943       2,943
Loans, net...........................................................      90,783       91,158      71,257      72,357
Mortgage loans held for sale.........................................       2,112        2,112         501         501

Liabilities:
Deposits:
Noninterest-bearing deposits.........................................      14,660       14,660      14,452      14,452
Interest-bearing deposits............................................       4,565        4,565       3,262       3,262
Savings deposits.....................................................       4,571        4,571       4,900       4,900
Money market deposits................................................      14,409       14,409      16,376      16,376
Time deposits........................................................      48,994       48,664      43,879      43,648
Borrowed funds.......................................................      10,000       10,000

    Cash and Cash Equivalents--For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

    Investment Securities--For investment securities, fair values are based on quoted market prices or dealer quotes.

    Loans--The fair value was estimated based on quoted market prices and current rates.

    Mortgage Loans Held for Sale--The carrying amount is a reasonable estimate of fair value.

    Deposits--The fair value of all deposit accounts except time deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using rates currently offered for deposits of similar remaining maturities.

    Borrowed Funds--The fair value of borrowed funds is the amount payable on demand at the reporting date.

    Commitments to Extend Credit and Letters of Credit--The majority of the Company's commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

    The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996 and 1995. Although management is not aware of any factors that significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16. REGULATORY MATTERS

    The Bank is subject to various regulatory capital requirements administered by federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary-- actions by regulators, that, if undertaken, could have a direct material effect on the Bank's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Bank must meet specific capital guidelines that involve quantitative measures of the Bank's assets and certain off-balance sheet items as calculated under regulatory accounting practices. The Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weighting and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Bank to maintain minimum amounts and ratios (set forth in the table below) of capital (as defined in the regulations) to total adjusted assets (as defined), and of risk-based capital (as defined) to risk-weighted assets (as defined). Management believes, as of December 31, 1996, that the Bank meets all applicable capital adequacy requirements.

    The most recent notification from the Commonwealth of Pennsylvania Department of Banking (as of June 30, 1996) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum

    Tier 1 Capital, Total Risk-Based Capital and Leverage Ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institutions category.

    The Bank's actual capital amounts and ratios are presented in the table below:

                                                                                          TO BE CONSIDERED
                                                                    REQUIRED FOR             UNDER PROMPT
                                                                  CAPITAL ADEQUACY        CORRECTIVE ACTION
                                               ACTUAL                 PURPOSES                PROVISIONS
                                       ----------------------  ----------------------  ----------------------
                                        AMOUNT       RATIO      AMOUNT       RATIO      AMOUNT        RATIO
                                       ---------     -----     ---------     -----     ---------      -----
At December 31, 1996:
Tier 1 risk-based capital............  $   7,884      9.08%    $   3,332     4.00%     $   4,998       6.00%
Total risk-based capital.............      8,759     10.09         6,664     8.00          8,330      10.00
Leverage.............................      7,884      8.37         4,092     4.00          5,115       5.00
At December 31, 1995:
Tier 1 risk-based capital............      7,310      9.75         2,999     4.00          4,498       6.00
Total risk-based capital.............      8,060     10.75         5,998     8.00          7,498      10.00
Leverage.............................      7,310      9.05         3,231     4.00           4,039      5.00



    The Company's Tier 1 risk-based, total risk-based and leverage capital ratios are 9.19%, 10.20% and 7.79% at December 31, 1996 and 9.86%, 10.86%
    and 8.62% at December 31, 1995, respectively.

17. PARENT COMPANY FINANCIAL INFORMATION

    The financial statements of Madison Bancshares Group, Ltd. (Parent Only) as of and for the years ended December 31, 1996, 1995 and 1994 are presented herein.

                                                                           DECEMBER 31,
                                                                    --------------------------
BALANCE SHEETS                                                          1996          1995
------------------------------------------------------------------  ------------  ------------
Deposits with subsidiary..........................................  $     42,289  $     21,576
Investment in subsidiary..........................................     7,879,815     7,309,528
Other assets......................................................           500           500
Receivable from subsidiary........................................        63,110        88,111
                                                                    ------------  ------------
TOTAL.............................................................  $  7,985,714  $  7,419,715
                                                                    ------------  ------------
                                                                    ------------  ------------
LIABILITIES--Accrued expenses and other liabilities...............  $     11,494  $     27,000
                                                                    ------------  ------------
SHAREHOLDERS' EQUITY:
Common stock......................................................       971,360       897,574
Capital surplus...................................................     7,185,686     6,709,506
Accumulated deficit...............................................      (175,907)     (212,606)
Net unrealized losses on available-for-sale securities............        (6,919)       (1,759)
                                                                    ------------  ------------
Total shareholders' equity........................................     7,974,220     7,392,715
                                                                    ------------  ------------
TOTAL.............................................................  $  7,985,714  $  7,419,715
                                                                    ------------  ------------

                                                                                     YEAR ENDED DECEMBER 31,
                                                                                ----------------------------------
STATEMENTS OF OPERATIONS                                                           1996        1995        1994
------------------------------------------------------------------------------  ----------  ----------  ----------
Interest income...............................................................  $      444  $    2,241  $      728
Operating expenses............................................................    (235,224)    (58,393)   (176,617)
                                                                                ----------  ----------  ----------
Loss before equity in undistributed income (loss) from subsidiary.............    (234,780)    (56,152)   (175,889)
Income tax benefit............................................................                              43,155
Equity in undistributed income of subsidiary, Madison Bank....................     775,367     602,808     444,229
                                                                                ----------  ----------  ----------
NET INCOME....................................................................  $  540,587  $  546,656  $  311,495
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------
STATEMENTS OF CASH FLOWS
Operating Activities:
Net income....................................................................  $  540,587  $  546,656  $  311,495
Adjustments to reconcile net income to net cash used in operating activities:
Equity in undistributed income of subsidiary..................................    (775,367)   (602,808)   (444,229)
Decrease in accrued expenses and other liabilities............................     (15,506)    (18,068)     (5,931)
Decrease (increase) in receivable from subsidiary.............................      25,001     (15,000)     94,889
                                                                                ----------  ----------  ----------
Net cash used in operating activities.........................................    (225,285)    (89,220)    (43,776)
Investing Activities:
Exercise of stock options.....................................................      19,183
Exercise of stock warrants....................................................      26,895
Dividend from subsidiary......................................................     199,920
                                                                                ----------  ----------  ----------
Net cash provided by investing activities.....................................     245,998
                                                                                ----------  ----------  ----------
Financing Activities:
Proceeds from issuance of common stock........................................                  50,000      50,000
                                                                                ----------  ----------  ----------
Net cash provided by financing activities.....................................                  50,000      50,000
                                                                                ----------  ----------  ----------
NET INCREASE (DECREASE) IN CASH...............................................      20,713     (39,220)      6,224
CASH, BEGINNING OF YEAR.......................................................      21,576      60,796      54,572
                                                                                ----------  ----------  ----------
CASH, END OF YEAR.............................................................  $   42,289  $   21,576  $   60,796
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

18. QUARTERLY DATA (UNAUDITED)

    The unaudited quarterly results of operations for 1996 and 1995 were as follows:

                                                             YEAR ENDED DECEMBER 31, 1996
                                          ------------------------------------------------------------------
                                            MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31     TOTAL
                                          ------------  ------------  ------------  ------------  ----------
Interest income.........................  $  1,937,211  $  1,959,218   $2,014,278    $2,203,084   $8,113,791
Interest expense........................       839,125       801,971      863,348       941,996    3,446,440
                                          ------------  ------------  ------------  ------------  ----------
Net interest income.....................     1,098,086     1,157,247    1,150,930     1,261,088    4,667,351
Provision for loan losses...............        90,000       127,500       80,000        90,000      387,500
                                          ------------  ------------  ------------  ------------  ----------
Net.....................................     1,008,086     1,029,747    1,070,930     1,171,088    4,279,851
Other noninterest income................       100,737       110,813      129,401       148,002      488,953
Other noninterest expenses..............       870,822       970,172      964,956     1,103,392    3,909,342
                                          ------------  ------------  ------------  ------------  ----------
Net income before income taxes..........       238,001       170,388      235,375       215,698      859,462
Provision for income taxes..............        79,060       103,415       80,665        55,735      318,875
                                          ------------  ------------  ------------  ------------  ----------
Net income..............................  $    158,941  $     66,973   $  154,710    $  159,963   $  540,587
                                          ------------  ------------  ------------  ------------  ----------
                                          ------------  ------------  ------------  ------------  ----------
Per share data--Net income per common
  share.................................  $       0.16  $       0.07   $      0.16   $      0.15   $    0.51
                                          ------------  ------------  ------------  ------------  ----------
                                          ------------  ------------  ------------  ------------  ----------

                                                             YEAR ENDED DECEMBER 31, 1995
                                          ------------------------------------------------------------------
                                            MARCH 31      JUNE 30     SEPTEMBER 30  DECEMBER 31     TOTAL
                                          ------------  ------------  ------------  ------------  ----------
Interest income.........................  $  1,495,778  $  1,698,983   $1,753,607    $1,899,038   $6,847,406
Interest expense........................       656,766       740,345      745,809       819,725    2,962,645
                                          ------------  ------------  ------------  ------------  ----------
Net interest income.....................       839,012       958,638    1,007,798     1,079,313    3,884,761
Provision for loan losses...............       (50,000)      (77,000)    (115,000)      (90,000)    (332,000)
                                          ------------  ------------  ------------  ------------  ----------
Net.....................................       789,012       881,638      892,798       989,313    3,552,761
Other noninterest income................       108,163        93,082       96,425        83,573      381,243
Other noninterest expenses..............       688,713       782,423      748,409       873,400    3,092,945
                                          ------------  ------------  ------------  ------------  ----------
Net income before income taxes..........       208,462       192,297      240,814       199,486      841,059
Provision for income taxes..............        70,298        60,919       90,944        72,242      294,403
                                          ------------  ------------  ------------  ------------  ----------
Net income..............................  $    138,164  $    131,378   $  149,870    $  127,244   $  546,656
                                          ------------  ------------  ------------  ------------  ----------
                                          ------------  ------------  ------------  ------------  ----------
Per share data--Net income per common
  share.................................  $       0.14  $       0.14   $      0.15   $      0.13  $     0.57
                                          ------------  ------------  ------------  ------------  ----------
                                          ------------  ------------  ------------  ------------  ----------

    Notes: Certain reclassifications have been made to the quarterly data from those classifications used in reporting such data in Form 10-Q. Per share data has been retroactively restated to reflect the effect of stock dividends.

           Net income per common share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income per common stock.

ITEM 8   Changes in and Disagreements with Accountants on
  Accounting and Financial Disclosure

      Not applicable.

                                    PART III

ITEM 9   Directors and Executive Officers, Promoters and
  Control Persons; Compliance with Section 16(a) of the Exchange Act

    The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1997 annual meeting of Shareholders presently scheduled for May 20, 1997.

ITEM 10  EXECUTIVE COMPENSATION

    The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1997 annual meeting of the shareholders presently scheduled for May 20, 1997.

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1997 annual meeting of the shareholders presently scheduled for May 20, 1997.

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1997 annual meeting of the shareholders presently scheduled for May 20, 1997.

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits:

    The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B for an annual report on Form 10KSB)

                                                                                                        PAGE NUMBER IN
  EXHIBIT                                                                                                 SEQUENTIAL
  NUMBER                                          DESCRIPTION                                          NUMBERING SYSTEM
-----------  --------------------------------------------------------------------------------------  ---------------------

 3(a)       Amended and Restated Articles of Incorporation of the Company*                                      N/A

 3(b)       Amended and Restated Bylaws of the Company*                                                         N/A

 4(c)       Form of Warrant of the Company*                                                                     N/A

10(a)       Lease Agreement, dated February 20, 1989, by and between Madison Bancshares Group,
            Ltd. and Blue Bell Office Campus Associates* \ N/A

10(b)       Lease Agreement, dated September 1, 1995, by and between Madison Bancshares Group,
            Ltd. and Nansue Management and Development Corporation** \ N/A

10(c)       Lease Agreement, dated February 1, 1996, by and between Madison Bancshares Group, Ltd.
            and 19 Sentry West Partners** \ N/A

10(d)       Lease Agreement, dated May 14, 1996, by and between Madison Bank and Michael A.
            Massarella, Trustee*** \ N/A

21          Subsidiaries of the Registrant                                                                      N/A

27          Financial Data Schedule


------------------------

* Incorporated by reference from the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.

** Incorporated by reference from the Company's Annual Report on Form 10KSB for the year ended December 31, 1995.

*** Incorporated by reference from the Company's Quarterly Report on Form 10QSB for the quarter ended June 30, 1996.

    All other schedules and exhibits are omitted because they are not applicable or the required information is set out in the financial statements or the notes thereto.

    (b) Reports on Form 8-K:

    On January 30, 1997, the Company filed a current report on Form 8-K regarding the issuance of a 7.5% stock dividend. Other than as noted above, no other reports on Form 8-K were filed by the Company during the last quarter of the period covered by this Report.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               MADISON BANCSHARES GROUP, LTD.

                               By: /s/ Peter DePaul
                                   ---------------------------
                                   Chairman of the Board)

                               By: /s/ Vito A. DeLisi
                                   ---------------------------
                                   Vito A. DeLisi, President

                               By: /s/ E. Cheryl Hinkle
                                   ---------------------------
                                   E. Cheryl Hinkle
                                   Assistant Secretary and Treasurer
                                   (Principal Accounting and Financial Officer)


    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

March 26, 1997                     /s/ Gary E. Daniels
                                   ---------------------------
                                   Gary E. Daniels, Director

March 26, 1997                     /s/Vito A. DeLisi
                                   ---------------------------
                                   Vito A. DeLisi, President
                                   and Director

March 26, 1997                     /s/ Peter DePaul
                                   ---------------------------
                                   Peter DePaul
                                   Chairman of the Board

March 26, 1997                     /s/ John P. Horton
                                   ---------------------------
                                   John P. Horton, Director

March 26, 1997                     /s/ Philip E. Hughes, Jr.
                                   ---------------------------
                                   Philip E. Hughes, Jr.
                                   Director and Vice Chairman
                                   of the Board

March 26, 1997                     /s/ Frank R. Iacobucci
                                   ---------------------------
                                   Frank R. Iacobucci, Director

March 26, 1997                     /s/ Arnold M. Katz
                                   ---------------------------
                                   Arnold M. Katz, Director

March 26, 1997                     /s/ Lorraine C. King
                                   ---------------------------
                                   Lorraine C. King, Director

March 26, 1997                     /s/ Kathleen A. Kucer
                                   ---------------------------
                                   Kathleen A. Kucer, Director

March 26, 1997                     /s/ Michael O'Donoghue
                                   ---------------------------
                                   Michael O'Donoghue,
                                   Director

March 26, 1997                     /s/ Donald J. Reape
                                   ---------------------------
                                   Donald J. Reape, Director

March 26, 1997                     /s/ Alan T. Schiffman
                                   ---------------------------
                                   Alan T. Schiffman, Director

March 26, 1997                     /s/ Blaine W. Scott
                                   ---------------------------
                                   Blaine W. Scott, Director