Form 10QSB
period 1997-03-31
MADISON BANCSHARES GROUP LTD
filed 1997-05-15
CIK 846809

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                     FORM 10-QSB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                   For the Quarterly Period Ended:  March 31, 1997

Commission file number 0-1739
                       ------

                            MADISON BANCSHARES GROUP, LTD.
-------------------------------------------------------------------------------
           (Exact Name of Small Business Issue as Specified In Its Charter)

          Pennsylvania                                  33-2512079
      --------------------                ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

         1767 Sentry Parkway West, Blue Bell, PA                  19422
    --------------------------------------------                -----------
       (Address of principal executive offices)                 (Zip Code)

                                    (215) 641-1111
------------------------------------------------------------------------------
                 (Registrant's telephone number, including area code)

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

                                   YES ____ X   NO____

    APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

    1,044,033 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of May 1, 1997.

                           PART 1

              ITEM 1   - FINANCIAL STATEMENTS


          MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
             CONSOLIDATED STATEMENTS OF INCOME
      FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                      (Unaudited)

                                                                        1997          1996
                                                                    ------------  ------------
Interest income:
 Interest and fees on loans........................................  $  2,155,773  $  1,805,058
 Interest and dividends on investment securities:
  US Government obligations........................................        53,045        74,135
  Municipal bonds..................................................        12,204        12,231
  Other securities.................................................        17,133         6,909
  Interest on temporary investments................................        23,657        38,878
                                                                     ------------   -----------
                                                                        2,261,812     1,937,211
Interest expense:
 Interest on:
  Demand deposits..................................................        25,924        18,432
  Savings and money market deposits................................       144,038       161,967
  Time deposits....................................................       715,340       658,657
  Federal Funds Purchased..........................................       124,686            69
                                                                     ------------  ------------
                                                                        1,009,988       839,125
Net interest income before provision for loan losses...............     1,251,824     1,098,086
Provision for loan losses..........................................        90,000        90,000
                                                                     ------------  ------------
Net interest income after provision for loan losses................     1,161,824     1,008,086
Other noninterest income:
 Gain on sale of mortgage loans....................................        37,401        15,619
 Service charges on deposit accounts...............................        96,501        70,166
 Gain on sale of investments ......................................
 Other.............................................................        21,378        14,952
                                                                     ------------  ------------
    Total noninterest income.......................................       155,280       100,737
Other noninterest expenses:
 Salary and employee benefits......................................       551,616       435,063
 Occupancy.........................................................       167,277       126,342
 Equipment.........................................................        56,893        44,970
 Computer processing...............................................        59,418        49,647
 Deposit insurance.................................................         2,000           500
 Legal.............................................................         6,050        17,435
 Professional fees.................................................        17,205        19,625
 Business development..............................................        32,437        27,385
 Office and stationary supplies....................................        31,619        19,852
 Advertising.......................................................        23,151        19,765
 Other operating...................................................       120,781       110,238
                                                                     ------------  ------------
    Total noninterest expenses.....................................     1,068,447       870,822
Income before income taxes.........................................       248,657       238,001
Provision for income taxes.........................................        86,000        79,060
                                                                     ------------  ------------
Net income.........................................................   $   162,657  $    158,941
                                                                     ------------  ------------
                                                                     ------------  ------------
Net income per common share........................................   $      0.16  $       0.15
Weighted average number of shares..................................     1,044,033     1,037,432

                               MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                               (Unaudited)



                                                            MARCH 31, 1997  DECEMBER 31, 1996
                                                            --------------  -----------------
                                       ASSETS
Cash and Cash Equivalents:
 Cash and amounts due from banks...........................  $    5,586,037   $     4,381,957
 Federal funds sold........................................       2,840,000           925,000
                                                             --------------   ---------------
    Total cash and cash equivalents........................       8,426,037         5,306,957
Investment Securities:
 Held to maturity (fair value--1997 $2,092,460;
  1996 $2,097,349).........................................       2,107,517         2,108,206
 Available for sale (amortized cost
  1997 $3,518,742; 1996 $3,595,891)........................       3,502,338         3,585,406
Loans (Net of allowance for loan losses--
 1997, $965,438; 1996, $875,438)...........................      92,594,586        90,783,582
Mortgage loans held for sale...............................         703,991         2,111,618
Real Estate Owned..........................................         509,618           511,618
Furniture, Equipment and Leasehold Improvements............         552,993           584,533
Accrued interest receivable................................         681,729           641,570
Other Assets...............................................         558,944           337,385
                                                             --------------   ---------------
TOTAL......................................................  $  109,637,753   $   105,970,875
                                                             --------------   ---------------
                                                             --------------   ---------------

                               LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
 Noninterest-bearing demand deposits.......................  $   13,775,775   $    14,660,464
 Interest-bearing demand deposits..........................       5,735,778         4,564,916
 Savings deposits..........................................       5,035,106         4,571,352
 Money market deposits.....................................      13,549,880        14,409,382
 Time deposits.............................................      52,539,148        48,993,877
                                                             --------------   ---------------
    Total Deposits.........................................      90,635,687        87,199,991
Borrowed Funds.............................................      10,000,000        10,000,000
Accrued Interest Payable...................................         814,540           704,707
Accrued Expenses and Other Liabilities.....................          54,556            91,957
                                                             --------------   ---------------
    Total Liabilities......................................     101,504,783        97,996,655
Commitments
Shareholders Equity:
 Preferred stock, $5 par value--authorized 5,000,000
 shares; issued and outstanding, 0 shares.
 Common stock, $1 par value--authorized 20,000,000
  shares; issued and outstanding, 1997, 1,044,033 shares;
  1996, 971,360 shares.....................................       1,044,033           971,360
 Capital surplus...........................................       7,821,575         7,185,686
 Accumulated deficit.......................................        (721,811)         (175,907)
 Net unrealized losses on available for sale securities....         (10,827)           (6,919)
                                                             --------------   ---------------
    Total shareholders' equity.............................       8,132,970         7,974,220
                                                             --------------   ---------------
TOTAL......................................................  $  109,637,753   $   105,970,875
                                                             --------------   ---------------
                                                             --------------   ---------------


                            MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                         FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                                (Unaudited)

                                                                        1997         1996
                                                                     -----------  -----------
Operating activities:
 Net income..........................................................  $   162,657  $   158,941
 Adjustments for non-cash items included in net income:
  Depreciation and amortization......................................       39,415       31,461
  Provision for loan losses..........................................       90,000       90,000
  Net amortization of bond premium/discount..........................        1,849          186
  Amortization of deferred fees & costs, net.........................      (18,313)     (45,461)
  Gain on sale of mortgages held for sale............................      (23,151)     (15,619)
  Gain on sale of investments........................................
 Changes in assets and liabilities which provided (used) cash:
   Mortgage loans held for resale....................................    1,430,279   (1,155,367)
   Interest receivable...............................................      (40,159)       7,323
   Other assets......................................................     (221,559)    (208,682)
   Accrued interest payable..........................................      109,833      243,233
   Accrued expenses and other liabilitis.............................      (37,401)    (278,709)
                                                                       -----------  -----------
Net cash provided by (used in) operating activities..................    1,493,450   (1,172,694)
Investing activities:
 Proceeds from sale of investment securities available for sale.....       78,500
 Proceeds from maturity of investment securities....................                 2,100,000
 Purchase of investment securities..................................                  (106,000)
 Net change in loans to customers...................................   (1,882,691)  (3,819,811)
 Purchase of furniture, equipment and leasehold improvements........       (7,875)     (61,056)
 Proceeds on sale of real estate owned..............................        2,000
                                                                       ----------   ----------
Net cash used in investing activities...............................   (1,810,066)  (1,886,867)
Financing activities:
 Increase in demand, savings and time deposits......................    3,435,696      388,869
                                                                       ----------  -----------
Net cash provided by financing activities...........................    3,435,696      388,869
Net increase (decrease) in cash and cash equivalents................    3,119,080   (2,670,692)
                                                                      -----------  -----------
Cash and cash equivalents, beginning of year........................    5,306,957   10,473,002
                                                                      -----------  -----------
Cash and cash equivalents, end of period............................  $ 8,426,037  $ 7,802,310
                                                                      -----------  -----------
                                                                      -----------  -----------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
  Interest..........................................................  $   900,153  $   595,892
  Income taxes......................................................  $   125,000  $   361,527
Supplemental disclosures of noncash investing activities Unrealized
  loss on available for sale securities.............................  $   (10,827) $   (16,653)

                        SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1997



1.  Basis of presentation:

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which in the opinion of management are necessary for fair statement of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.


2.  Principles of consolidation:

    The consolidated financial statements include the accounts of Madison Bancshares Group, Ltd. and its wholly owned subsidiary, Madison Bank (the
    Bank). All material intercompany balances and transactions have been eliminated.

3.  Stock dividends:

    On January 21, 1997, the Board of Directors declared a 7-1/2% stock dividend on Common Stock outstanding. The dividend was paid on February 20, 1997 to shareholders of record on February 5, 1997. This resulted in an additional issuance of 72,673 shares of common stock.

4.  Provision for income taxes:

    The provision for income taxes is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109.

                                                 Three months ended
                                                  3/31/97  3/31/96
                                                --------------------
    Provision for current income taxes           $86,000   $ 79,060
    Provision for deferred income taxes          -------   --------
          Total                                  $86,000   $ 79,060
                                                 -------   ---------
                                                 -------   ---------
    A reconciliation between the provision for income taxes computed at the statutory federal income tax rate of 34% and the actual provision for income taxes is as follows:

                                                 Three months ended
                                                  3/31/97  3/31/96
                                                 -------------------
    Federal income tax provision at statutory
      rate                                       $86,000   $79,060
                                                 -------   -------
    Actual provision for income taxes            $86,000   $79,060
                                                 -------   -------
                                                 -------   -------

                    MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                    MARCH 31, 1997






5.  Net income per share:

    Net income per share of common stock is based upon the weighted average number of shares outstanding during the period of 1,044,033 in March, 1997 and 1,037,432 in March, 1996, after giving effect to the stock dividend of January, 1997.

ITEM 2--MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

    This report contains "forward-looking" statements. Madison Bancshares Group, Ltd. (the "Company") is including this statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of changes in capital-to-assets ratio, (b) statements of plans and objectives of the Company or its management or Board of Directors,
(c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business.

    Presented herein are the results of operations of the Company and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended March 31, 1997 and 1996. The Bank commenced operations in August, 1989.

CAPITAL RESOURCES

    The total shares of common stock outstanding on March 31, 1997 were 1,044,033 as compared to 964,759 at March 31, 1996. In April and June, 1996, the Company issued an aggregate of 6,601 shares of common stock in connection with the exercise of warrants. On February 20, 1997, an additional 72,673 shares were issued in pursuant to a 7-1/2% stock dividend declared on January 21, 1997. The book value per share of the Company's common stock (as adjusted for stock dividends) at December 31, 1996 was $7.64 compared to $7.79 per share at March 31, 1997.

    The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and compares the Bank's actual ratios at March 31, 1997 and December 31, 1996, respectively, each of which exceeded the levels required for a bank to be classified as well-capitalized.

                                                                                       REGULATORY       ACTUAL       ACTUAL
RATIO                                                                                    MINIMUM       12/31/96      3/31/97
-----------------------------------------------------------------------------------  ---------------  -----------  -----------
Qualifying Total Capital to Risk Weighted Assets...................................       8.0%           10.09%       10.94%
Tier 1 Capital, net of intangibles to Risk Weighted Assets.........................       4.0%            9.08%        9.77%
Tier 1 Leverage Ratio of Capital to Total Adjusted Average Assets..................       4.0%            8.37%        7.55%

    The Company's capital-to-assets ratio decreased from 7.52% as of December 31, 1996 to 7.42% as of March 31, 1997. Management anticipates that the capital-to-assets ratio will continue to decline in future periods in the event that the Company's assets continue to grow. For the quarter ended March 31,1997, the Company's average return on equity was 8.13% and its return on average assets was .60%. The Company's average return on equity as of December 31, 1996 was 7.04%; and its return on average assets was .61%.

LIQUIDITY

    The Bank's Asset/Liability Management Committee, comprised of the members of the Bank's Executive Committee and its Treasurer, are responsible for managing the liquidity position and interest rate sensitivity of the Bank. The Committee's function is to balance the Bank's interest sensitive assets and liabilities, while providing adequate liquidity for projected needs. The primary objective of the Asset/ Liability Committee is to optimize net interest margin in an ever changing rate environment.

    Due to the nature of the Company's business, some degree of interest rate risk is inherent and appropriate. Management attempts to manage the level of earnings exposure arising from interest rate movements.

    Interest rate sensitivity is measured by the difference between interest earning assets and interest-bearing liabilities which mature or reprice within a specific time interval ("Gap"). A positive Gap indicates that interest earning assets exceed interest bearing liabilities within a given interval. A positive Gap position results in increased net interest income when rates increase and a corresponding decrease when rates decline.

    In the opinion of the Company's management, the effect of any future inflation, reflected in a higher costs of funds environment, would be minimal since the Bank has the ability to quickly increase yields on its interest earning assets (primarily short term investments and commercial loans) through the matching of funds.

    At March 31, 1997, the risk management review indicated that if interest rates change in the future, the general effect on profits of the Bank's gap position, within a one year period, would be plus or minus (+ or -) $94,350, or
 .09 basis points. Management believes that any impact will not be significant.

    Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

RESULTS OF OPERATIONS

    As of March 31, 1997, the Company held deposits aggregating $90,635,687, which reflects an increase over deposits of $87,199,991 held at December 31, 1996. Of the $90,635,687 deposits held at March 31, 1997, $13,775,775, or approximately 15%, were non-interest bearing deposits. Total deposit accounts numbered 6,289 at March 31, 1997. As of the same date, outstanding loans receivable in connection with loans made to 1,287 loan accounts totaled approximately $94,457,476 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding for the periods ended March 31, 1997 and December 31, 1996, respectively.

DEPOSIT LIABILITIES

                                                                      MARCH 31, 1997            DECEMBER 31, 1996
                                                                --------------------------  --------------------------
                                                                                   % OF                                      % OF
TYPE OF ACCOUNT                                                    BALANCE      PORTFOLIO      BALANCE      PORTFOLIO
--------------------------------------------------------------  -------------  -----------  -------------  -----------
Non-Interest bearing (1)......................................     13,775,775          15%     14,660,464          17%
Interest bearing (2)..........................................      5,735,778           6       4,564,916           5
Money Market (3)..............................................     13,549,880          15      14,409,382          17
Savings (4)...................................................      5,035,106           6       4,571,352           5
CD's Under 100M (5)...........................................     30,242,783          33      25,649,521          33
CD's Over 100M (6)............................................     22,296,365          21      23,344,356          23
                                                                -------------         ---   -------------         ---
Totals........................................................  $  90,635,687         100%  $  87,199,991         100%
                                                                -------------         ---   -------------         ---
                                                                -------------         ---   -------------         ---


           [cad 157]CHART[cad 179]                [cad 157]CHART[cad 179]

LOANS OUTSTANDING

                                                                      MARCH 31, 1997            DECEMBER 31, 1996
                                                                --------------------------  --------------------------
                                                                                  % OF                        % OF
TYPE OF ACCOUNT                                                    BALANCE      PORTFOLIO      BALANCE      PORTFOLIO
--------------------------------------------------------------  -------------  -----------  -------------  -----------
Real Estate Loans, Mortgages(1)...............................  $  48,353,301          51%  $  44,800,169          48%
Commercial Loans (2)..........................................     39,878,247          42      38,685,537          41
Consumer Loans (3)............................................      5,521,937           6       8,348,462           9
Residential Loans Held for Sale (4)...........................        703,991           1       2,111,618           2
                                                                -------------         ---   -------------         ---
Totals........................................................  $  94,457,476         100%  $  93,945,786         100%
                                                                -------------         ---   -------------         ---
                                                                -------------         ---   -------------         ---





               [cad 157]CHART[cad 179]            [cad 157]CHART[cad 179]

     The primary source of earnings for the Company, the Bank is net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings.

    The graph below sets forth the Bank's interest income and interest expense growth for the period from March 31, 1996 through March 31, 1997:





                                [cad 157]graph[cad 179]




    For the three months ended March 31, 1997, the Company's net income was $162,657 or $.16 per share, as compared to net income of $.15 per share during the three month period ended March 31, 1996. The increase from $158,941 to $162,657 was attributable to asset growth of the Bank, specifically loan growth.

    The Bank's net interest income, after provision for loan losses, for the quarters ended March 31, 1997 and March 31, 1996 were $1,161,824 and $1,008,086, respectively. Total interest income was $2,261,812 for the quarter ended March 31, 1997, as compared to $1,937,211 for the quarter ended March 31, 1996. Interest paid on deposits and borrowings increased to $1,009,988 from $839,125 during the corresponding quarter of 1997.

    The increase in interest income primarily was due to growth in loans as the graph below depicts.



                          [cad 157]GRAPH[cad 179]





    As of December 31, 1996 the Bank had $875,438 in its allowance for loan losses representing .96% of outstanding loans receivable. During the first quarter of 1997, the Bank added $90,000 to the reserve representing 1.02% of outstanding loans receivable. There were no loans charged off against the reserve in the first quarter and there were no recoveries. The allowance for loan loss reserve is $965,438 as of March 31, 1997. The principal amount of non-accrual loans at March 31, 1997 totaled $934,113 as compared to $735,007 as of December 31, 1996. A substantial portion of the non-accrual loans are partially or fully secured and in the process of collection. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

    Other real estate owned at March 31, 1997 totaled $509,618. This represents one property in Bryn Mawr, Pennsylvania in connection with which the Bank has entered into a lease purchase agreement. The Bank continues to receive a monthly rental fee and an installment payment of $50,000 is due on or before May 31, 1997. The property is in excellent condition and continues to be well maintained.

    From the quarter ended March 31, 1997, non-interest expenses were $1,068,447 as compared to $870,822 during the first quarter of 1996, a 23% increase. Of this amount, $551,616, or approximately 52%, was attributable to salary and related employee benefits as compared to $435,063, or 50%, during the first quarter of 1996. The increase was primarily due to increased staffing to accommodate the Bank's growth and its new branch which opened August, 1996.

    Interest expense of $1,009,988 represented 45% of gross interest income for the three months ended March 31, 1997. Interest expense increased by 20% over the same period in 1996. Even though the average cost of funds declined from 4.94% at March 31, 1996 to 4.81% at March 31, 1997, the increase in interest expense rose due to interest bearing liabilities increasing from an average of $68 million in 1996 to an average of $84 million in 1997, an average increase of 24%.

    Occupancy expenses of $167,277 accounted for 16% of total non-interest expenses in the first quarter of 1997 as compared to $126,342, or 15%, during the first quarter of 1996. This 32% increase was due to expenses incurred to open a new branch and the lease of additional space at the Bank's main office for employee growth.

    Equipment expenses of $56,893 for the quarter ended March 31, 1997 represented an increase of $11,923 from $44,970 for the first quarter of 1996. The increase was a result of additional maintenance contracts on certain of the Bank's equipment and additional equipment leases for the new branch and as a result of employee growth.

    Other operating expenses comprised primarily of advertising, business development expenses, professional fees, data processing fees, printing and supplies and Pennsylvania Shares Tax payments, during the quarter ended March 31, 1997 were $292,661, or approximately 27% of total non-interest expenses. During the first quarter of 1996 other operating expenses were $264,447 or approximately 30% of total expenses.

    Income tax expense of $86,000 was provided for the quarter ended March 31, 1997. Income tax expense for the quarter ended March 31, 1996 was $79,060. The slight increase in income tax expense is due to increased earnings.

    Interest income on investment securities relates primarily to interest on U.S. Government Obligations and municipal bonds. Interest income of $65,249 for the quarter ended March 31, 1997, decreased 32% from $86,366 for the quarter ended March 31, 1996. The decrease is a direct result of the change in liquidity position of the Company. Secondary earning assets declined and a migration to borrowed funds resulted as funding of asset growth outpaced the deposit growth during the first quarter of 1997 as compared to the first quarter of 1996.

   Interest income on temporary investments is comprised primarily of dividends from investments in Federal Home Loan Stock. First quarter 1997 was

$17,133 as compared to $6,909 first quarter 1996. The 148% increase was due to increased investment in Federal Home Loan Bank Stock.

    Interest income on temporary investments represents Federal Funds sold. At March 31, 1997, interest income on Federal Funds sold was $23,657, as compared to $38,878 at March 31, 1996, a 64% decrease. The decrease was a direct result of the change in the Bank's liquidity position described above.

    Total interest and fees on loans at March 31, 1997 was $2,155,773 compared to $1,805,058 at March 31, 1996, representing a 19% increase. The Bank experienced a 25% average loan growth while the yield on the portfolio decreased from 10.05% to 9.49%. The decrease in rates from March, 1996 to March, 1997 had little effect on earnings due to the ability of the bank to reprice liabilities on a timely basis with market fluctuations and the increased loan growth.

RECENT DEVELOPMENTS

    On April 29, 1997, subject to approval by the Pennsylvania Department of Banking and the Federal Reserve Bank, the Company entered into an agreement of sale with 8000 Verree Road Associates ("Verree Associates"), pursuant to which the Company has agreed to purchase a property in northeast Philadelphia from Verree Associates for use as a branch of the Bank.

                           PART II--OTHER INFORMATION

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits Filed

                                                            PAGE NUMBER IN
EXHIBIT NUMBER                                       SEQUENTIAL NUMBERING SYSTEM
-------------------  --------------------------------------------------------------------------------------------
             2       None                                                                                             --
             4       Amended and Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws
                     of the Issuer                                                                                         *
            10       Agreement of Sale dated April 29, 1997, by and between Madison Bancshares Group, Ltd. and
                     8000 Verree Road Associates
            11       Not Applicable                                                                                   --
            15       Not Applicable                                                                                   --
            18       Not Applicable                                                                                   --
            19       None                                                                                             --
            20       None                                                                                             --
            23       None                                                                                             --
            24       None                                                                                             --
            25       None                                                                                             --
            27       Financial Data Schedule                                                                          --
            28       None                                                                                             --

-----------------
* Incorporated by reference from the Issuer's Registration Statement on Form S-1 No. 33-27146

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      Madison Bancshares Group, Ltd.

                                      /s/ Vito A. DeLisi
                                      -------------------------------
                                      Vito A. DeLisi
                                      Executive Vice President


                                      /s/ E. Cheryl Hinkle
                                      ---------------------------------
                                      E. Cheryl Hinkle
                                      Vice President, Principal
                                      Financial Officer


 Date Executed: May 6, 1997