Form 10QSB
period 1997-06-30
MADISON BANCSHARES GROUP LTD
filed 1997-08-14
CIK 846809

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C.  20549


                                     FORM 10-QSB


                    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarterly Period Ended:  June 30, 1997


Commission file number        0-1739
                              ------

                            MADISON BANCSHARES GROUP, LTD.
           (Exact Name of Small Business Issue as Specified In Its Charter)

          Pennsylvania                                 23-2512079
          ------------                                 ----------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

     1767 Sentry Parkway West, Blue Bell, PA              19422
    (Address of principal executive offices)            (Zip Code)

                                    (215) 641-1111
                 (Registrant's telephone number, including area code)

                                         N/A
      (Former name, former address and former fiscal year, if changed since last report)


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

    1,044,033 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of August 6,1997.

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

         Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended June 30, 1997 and 1996, respectively.

         CAPITAL RESOURCES

         The total number of shares of common stock outstanding on June 30, 1997 was 1,044,033 as compared to 971,360 at December 31, 1996. On
         February 20, 1997, 72,673 shares of common stock were issued pursuant to a 7-1/2% stock dividend declared on January 21, 1997. The book value per share of the Company's common stock at December 31, 1996 was $7.64 and $7.95 per share at June 30, 1997, as adjusted for the stock dividend.

         During the six month period, January 1, 1997 to June 30, 1997, the Bank's total assets increased by approximately $8,200,000. or approximately 8% to $114,185,147.

         The chart below depicts various capital ratios applicable to state chartered Federal Reserve member banks and compares the Bank's actual ratios at June 30, 1997 and December 31, 1996, respectively, which exceeded the levels required for a bank to be classified as well-capitalized.

                                               Regulatory      Actual    Actual
         Ratio                                  Minimum       12/31/96   6/30/97
         -----                                 ----------     --------   -------

         Qualifying Total Capital to
         Risk Weighted Assets................      8.0%         10.09%    10.55%

         Tier 1 Capital, net of intangibles
         to Risk Weighted Assets.............      4.0%          9.08%     9.44%

         Tier 1 Leverage Ratio of Capital to
         Total Adjusted Average Assets.......      4.0%          8.37%     7.55%

         The Company's capital-to-assets ratio decreased from 7.52% as of December 31, 1996 to 7.27% as of June 30, 1997. The decrease in the capital-to-assets ratio for the six months and quarter ended June 30, 1997, was attributable to the growth of assets at a faster rate than retained earnings. Management anticipates that its capital-to-assets ratio will decline in future periods as the Company's assets continue to grow. The Company's average return on equity as of December 31, 1996, was 7.04%; and its return on average assets was .61%. As of June 30, 1997, the Company's average return on equity was 8.03% and its return on average assets was .59%.

         LIQUIDITY

         The Bank's Asset/Liability Management Committee, comprised of the members of the Bank's Executive Committee and its Treasurer, are responsible for managing the liquidity position and interest rate sensitivity of the Bank. The Committee's function is to balance the Bank's interest sensitive assets and liabilities, while providing adequate liquidity for projected needs. The primary objective of the Asset/Liability Committee is to optimize net interest margin in an ever changing rate environment.

         Due to the nature of the Company's business, some degree of interest rate risk is inherent and appropriate. Management attempts to manage the level of earnings exposure arising from interest rate movements.

         Interest rate sensitivity is measured by the difference between interest earning assets and interest bearing liabilities which mature or reprice within a specific time interval ("Gap"). A positive Gap indicates that interest earning assets exceed interest bearing liabilities within a given interval. A positive Gap position results in increased net interest income when rates increase and a corresponding decrease when rates decline.

         In the opinion of the Company's management, the effect of any future inflation, reflected in a higher costs of funds environment, would be minimal since the Bank has the ability to quickly increase yields on its interest earning assets (primarily short term investments and commercial loans) through the matching of funds.

         At June 30, 1997, the risk management review indicated that if interest rates change in the future, the general effect on profits of the Bank's Gap position, within a one year period, would be plus or minus (+ or -) $83,350 or .08 basis points. Management believes that any impact will not be significant.

         Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

         RESULTS OF OPERATIONS

         As of June 30, 1997, the Company held deposits aggregating $95,485,466, representing an increase of approximately 9.5% from deposits of $87,199,991 held at December 31, 1996. Of the deposits held at June 30, 1997, $16,460,565, or approximately 17%, were non-interest bearing deposits. At June 30, 1997 total deposit accounts numbered 6,613 and outstanding loans receivable in connection with loans made to 1,331 loan accounts totaled approximately $98,310,105 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding as of June 30, 1997 and December 31, 1996, respectively.


         Deposit Liabilities

                                            June 30, 1997         December 31, 1996
                                       ----------------------  ----------------------
                                                       % of                   % of
         Type of Account                 Balance    Portfolio    Balance    Portfolio
         ---------------               -----------  ---------  -----------  ---------
         Non-Interest bearing (1)....   16,460,565     17%      14,660,464      17%
         Interest bearing (2)........    6,219,117      7        4,564,916       5
         Money Market (3)............   13,632,284     14       14,409,382      17
         Savings (4).................    4,826,840      5        4,571,352       5
         CD's Under 100M (5).........   30,265,466     32       25,649,521      33
         CD's Over 100M (6)..........   24,081,194     25       23,344,356      23
                                        ----------    ----     -----------    ----
         Totals......................  $95,485,466    100%     $87,199,991    100%
                                       -----------    ----     -----------    ----
                                       -----------    ----     -----------    ----


                  06/30/97                         12/31/96


                 [CHART]                      [CHART]

         Loans Outstanding

                                                       June 30, 1997         December 31, 1996
                                                  ----------------------  ----------------------
                                                                  % of                   % of
         Type of Account                            Balance    Portfolio    Balance    Portfolio
         ---------------                          -----------  ---------  -----------  ---------
         Real Estate Loans, Mortgages(1)........  $44,283,632     45%     $44,800,169      48%
         Commercial Loans (2)...................   44,168,458     45       38,685,537      41
         Consumer Loans (3).....................    8,791,488      9        8,348,462       9
         Residential Loans Held for Sale (4)....    1,066,527      1        2,111,618       2
                                                  -----------     --      -----------     ---

         Totals.................................  $98,310,105    100%     $93,945,786     100%
                                                  -----------     --      -----------     ---
                                                  -----------     --      -----------     ---



                  06/30/97                         12/31/96


                 [CHART]                      [CHART]





         Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

         The graph below sets forth the Bank's interest income and interest expense growth for the period from June 30, 1996, through June 30, 1997:

                                     [CHART]









         For the six months ended June 30, 1997, the Company had net income of $326,986, or $.31 per share, as compared to net income of $260,914 or $.25 per share during the six month period ended June 30, 1996. For the quarter ended June 30, 1997, the Company had a profit of $164,329 or $.16 per share as compared to $101,973, or $.10 per share for the quarter ended June 30, 1996. The increase in net income from the quarter and six months ended June 30, 1997 was attributable to asset growth of the Bank, specifically loan growth.

         The Bank's net interest income, after provision for loan losses was $2,348,438 and $2,037,833 for the six months ended June 30, 1997 and June 30, 1996, respectively. Interest income was $4,600,980 for the six months ended June 30, 1997, as compared to $3,896,429 the six months ended June 30, 1996. For the quarters ended June 30, 1997 and 1996, the Bank's interest income was $2,339,168 and $1,959,218. Interest expense on deposits and borrowed funds increased from $1,641,096 for the six months ended June 30, 1996, to $2,072,542 for the six months ended June 30, 1997, a 26% increase.

         The increase in interest income was due primarily to growth in loans. The increase in interest expense was due to growth in deposits and borrowed funds, as the graph below depicts.


                                     [CHART]








         As of December 31, 1996, the Bank had $875,438 in its allowance for loan losses, representing .96% of outstanding loans receivable.
         During the first six months of 1997 the Bank added $180,000 to the reserve. Loans charged off against the reserve during second quarter of 1997 amounted to $100,096. There were no recoveries to previously charged off loans during the six months ended June 30, 1997. The allowance for loan loss reserve was $955,342 at June 30, 1997, representing .97% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

         Other real estate owned at June 30, 1997 totaled $509,118. This represents one property in Bryn Mawr, Pennsylvania in connection with which the Bank has entered into a lease purchase agreement. The Bank receives a monthly rental fee. The property is in excellent condition and continues to be well maintained.

         During the period from January 1, 1997, to June 30, 1997, non-interest expenses were $2,188,950 as compared to $1,840,994 during the same period in 1996. Of this amount, $1,113,360, or approximately 51%, was attributable to salary and related employee benefits as compared to $832,835, or 45% during the first six months of 1996. The increased salary expense was due to branch expansion and asset growth.

         For the quarter ended June 30, 1997, non-interest expense totaled $1,120,503 as compared to $970,172 during the same quarter of 1996, an increase of 15%.

         Salary expenses were $561,744 for the second quarter 1997 as compared to $397,772 in the second quarter 1996. The increase in salary and related expenses was due to increased staffing for branch expansion to accommodate the Bank's growth.

         Combined occupancy and equipment expenses for the six months ended June 30, 1997 were $458,277 as compared to $352,832 during the same period in 1996. For the quarter ended June 30, 1997, occupancy and equipment expenses were $234,107 as compared to $181,520 for the quarter ended June 30, 1996. The increase was due to annual increases in rent expenses, the lease of additional space at the Bank's main office and the addition of new branches.

         For the six months ended June 30, 1997, business development expenses totaled $78,344 as compared to $56,957 for the six months ended June 30, 1996, a 38% increase. For the quarter ended June 30, 1997, business development expenses totaled $45,907 as compared to $29,572 for the quarter ended June 30, 1996. The increased expense was directly attributed to a higher level of community involvement and sales promotions in connection with branch expansion.

         Stationary and supplies expenses increased by 115% for the six months ended June 30, 1997, to $85,624 as of June 30, 1997 from $39,878 as of
         June 30, 1996. For the quarter ended June 30, 1997, supplies expense was $54,005 as compared to $20,026 for the quarter ended June 30, 1996, a 170% increase. These increases were attributable to the Bank introducing an array of new products and services, including a debit card and club accounts, and of the Company's brochures and internal documents as well as an increase in the usage of supplies as a result of asset and personnel growth.

         For the six months ended June 30, 1997, other operating expenses totaled $247,023, or approximately 11% of total other expenses, as compared to $248,350, or 13%, during the same period in 1996. For the quarter ended June 30, 1997, these expenses totaled $126,242 as compared to $138,112 for the quarter ended June 30, 1996. Other operating expenses were comprised primarily of Director fees, business promotional materials, telephone, fidelity insurance premium, and shares and loan taxes.

         Income tax expense for the six months and quarter ended June 30, 1997 was $178,000 and $92,000 as compared to $147,475 and $68,415 for the six months and quarter ended June 30, 1996. The tax provision increased 21% due to the increase in net income.

         Interest income on investment securities relates primarily to interest on U.S. Government Obligations and Municipal Bonds. Interest income decreased $35,095 to $124,002 for the six months ended June 30, 1997 from $159,097 for the six months ended June 30, 1996. For the quarter ended June 30, 1997, interest income on investment securities decreased $13,978 to $58,753 from $72,731 at June 30, 1996. The decrease is a direct result of the change in liquidity position of the Company. Secondary earning assets declined resulting in a migration to borrowed funds resulted as funding of asset growth outpaced the deposit growth during the six months ended June 30, 1997 as compared to the six months ended June 30, 1996.

         Interest income on other securities is comprised primarily of Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. For the six months and quarter ended June 30, 1997, the dividend amounts were $30,853 and $13,720 as compared to $16,886 and $9,977 for the six months and quarter ended June 30, 1996. This increase was due to an increased investment in Federal Home Loan Bank Stock in order to comply with regulatory guidelines.

         Interest income on temporary investments represents Federal Funds sold. For the six months and quarter ended June 30, 1997, interest income on federal funds sold was $52,856 and $29,199 as compared to $60,883 and $22,005 for the six months and quarter ended June 30, 1996.

         Total interest and fees on loans as of June 30, 1997 was $4,393,269 as compared to $3,659,563 for the six months ended June 30, 1996, and $2,237,496 for the quarter ended June 30, 1997 as compared to $1,854,505 for the quarter ended June 30, 1996. The Bank experienced a 24% loan growth while the yield on the portfolio decreased from 9.75% to 9.25% during this same period. The decrease in rates from June 30, 1996 to June 30, 1997 had little overall effect on earnings due to the Bank's ability to respond to market fluctuations by repricing liabilities on a timely basis with market fluctuations and the increased loan growth.

         Other income of $345,498 for the period from January 1, 1997, to June 30, 1997, was primarily comprised of service charges on deposit accounts and gains on sales of mortgage loans in the secondary market. During the same period in 1996, other income totaled $211,550. The increase was due to refinancings of mortgage loans and growth in service charges on deposit accounts. For the quarter ended June 30, 1997, other income increased to $190,218 from $110,813 for the quarter ended June 30, 1996, primarily due to growth in service charges on deposit accounts.

         RECENT DEVELOPMENTS

         On July 14, 1997, the Pennsylvania Department of Banking and the Federal Reserve Bank approved the application for the Bank to establish a branch at 8000 Verree Road, Philadelphia, Pennsylvania. The Company expects that the branch will be opened within one year. The Bank plans to start construction on the site in late fall.

         On June 19, 1997, subject to approval by the Pennsylvania Department of Banking and the Federal Reserve Bank, the Bank entered into a lease agreement with PAREC Lansdale Office Associates to rent approximately 3,799 square feet of office space located at 100 Main Street, Lansdale, Pennsylvania for the purpose of establishing a branch location, from an existing closed branch site. Application to establish a branch at this location was filed on July 2, 1997 with the Pennsylvania Department of Banking and the Federal Reserve Bank. On August 5, 1997 the Pennsylvania Department of Banking granted approval of the application. The Lansdale Branch is scheduled to open on or about August 25, 1997.

                             PART II - OTHER INFORMATION

ITEM 1  LEGAL PROCEEDINGS

         Not Applicable.

ITEM 2  CHANGES IN SECURITIES

         Not Applicable.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

         Not Applicable.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         (a) On May 20, 1997 the Company held its Annual Meeting of Stockholders. As of the record date the total number of votes eligible to cast at the Annual Meeting was 1,044,033. The following proposals were presented for a vote by the company's stockholders:
              PROPOSAL I - Election of Four (4) Directors.

              PROPOSAL II - Ratification of the Appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1997 fiscal year.

              PROPOSAL III - Ratification of the Company's 1997 Stock Option
              Plan.
         (b) At the Company's Annual Meeting all nominees were re-elected to a three year term.

(c) PROPOSAL I. ELECTION OF DIRECTORS. Four directors were nominated by the Company to stand for re-election to the Board. As set forth below each of the Company's nominees were re-elected.

    Name of Nominee                Votes For    Votes Withheld    Abstain
    ---------------                ---------    --------------    -------
    Gary E. Daniels..............   679,951         36,683           0
    Philip E. Hughes, Jr. .......   679,951         36,683           0
    Kathleen A. Kucer, M.D. .....   679,951         36,683           0
    Blaine W. Scott, III.........   679,951         36,683           0

PROPOSAL II. RATIFICATION OF DELOITTE & TOUCHE LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE 1997 FISCAL YEAR.

Votes For                    Votes Withheld               Abstain
---------                    --------------               -------
 710,799                              0                    5,835


PROPOSAL III.      RATIFICATION OF THE COMPANY'S 1997 STOCK OPTION PLAN.

Votes For                    Votes Withheld               Abstain
---------                    --------------               -------
 709,833                          6,801                        0


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

    4           Amended and Restated Articles                  *
                of Incorporation, as amended, and
                Amended and Restated Bylaws of
                the Issuer

    10          Lease by and between The Madison,
                Bank and PAREC Lansdale Office
                Associates, dated June 19, 1997              ----

    11          Not Applicable                               ----

    15          Not Applicable                               ----

    18          Not Applicable                               ----

    19          None                                         ----

    20          None                                         ----

    23          None                                         ----

    24        None                                         ----

    25        None                                         ----

    27        Financial Data Schedule                      ----

    28        None                                         ----


____________________

* Incorporated by reference from the Issuer's Registration Statement on Form S-1 No. 33-27146


         (b)  Reports on Form 8-K

              The Company did not file any Reports on Form 8-K during the quarter ended June 30, 1997.

                                     ANNEX A

                 MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                   (Unaudited)


                                                                                JUNE 30, 1997   DECEMBER 31, 1996
                          ASSETS                                                --------------  -----------------
Cash and Cash Equivalents:
  Cash and amounts due from banks.............................................  $    6,371,156   $     4,381,957
  Federal funds sold..........................................................       3,460,000           925,000
                                                                                --------------  -----------------
    Total cash and cash equivalents...........................................       9,831,156         5,306,957

Investment Securities:
  Held to maturity (fair value--1997 $2,109,670;1996 $2,559,503)..............       2,106,821         2,108,206
  Available for sale (amortized cost 1997 $2,969,313; 1996 $4,750,585)........       2,963,256         3,585,406

Loans (Net of allowance for loan losses-
  1997, $955,342; 1996, $875,438).............................................      96,057,287        90,783,582
Mortgage loans held for sale..................................................       1,066,527         2,111,618
Real Estate Owned.............................................................         509,118           511,618
Furniture, Equipment and Leasehold Improvements...............................         547,556           584,533
Accrued interest receivable...................................................         672,554           641,570
Other Assets..................................................................         430,872           337,385
                                                                                --------------  -----------------
TOTAL.........................................................................  $  114,185,147   $   105,970,875
                                                                                --------------  -----------------
                                                                                --------------  -----------------

                                    LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand deposits.........................................  $   16,460,565   $    14,660,464
  Interest-bearing demand deposits............................................       6,219,117         4,564,916
  Savings deposits............................................................       4,826,840         4,571,352
  Money market deposits.......................................................      13,632,284        14,409,382
  Time deposits...............................................................      54,346,660        48,993,877
                                                                                --------------  -----------------
    Total Deposits............................................................      95,485,466        87,199,991

Borrowed Funds................................................................       9,400,000        10,000,000

Accrued Interest Payable......................................................         960,707           704,707

Accrued Expenses and Other Liabilities........................................          34,686            91,957
                                                                                --------------  -----------------
    Total Liabilities.........................................................     105,880,859        97,996,655
                                                                                --------------  -----------------

Commitments
Shareholders Equity:
  Preferred stock, $5 par value--authorized 5,000,000 shares; issued and outstanding, 0 shares. Common stock, $1 par value--authorized 20,000,000 shares; issued and outstanding, 1997, 1,044,033 shares; 1996, 971,360
    shares....................................................................       1,044,033           971,360
  Capital surplus.............................................................       7,821,575         7,185,686
  Accumulated deficit.........................................................        (557,482)         (175,907)
  Net unrealized losses on available for sale securities......................          (3,838)           (6,919)
                                                                                --------------  -----------------
    Total shareholders' equity................................................       8,304,288         7,974,220
                                                                                --------------  -----------------
TOTAL.........................................................................  $  114,185,147   $   105,970,875
                                                                                --------------  -----------------
                                                                                --------------  -----------------

                 MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME

                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)

                                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                                           --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Interest income:
  Interest and fees on loans.............................  $  2,237,496  $  1,854,505  $  4,393,269  $  3,659,563
  Interest and dividends on investment securities:
    US Government obligations............................        46,557        60,506        99,602       134,641
    Municipal bonds......................................        12,196        12,225        24,400        24,456
    Other securities.....................................        13,720         9,977        30,853        16,886
    Interest on temporary investments....................        29,199        22,005        52,856        60,883
                                                           ------------  ------------  ------------  ------------
                                                              2,339,168     1,959,218     4,600,980     3,896,429
                                                           ------------  ------------  ------------  ------------
Interest expense:
  Interest on:
    Demand deposits......................................        28,421        19,988        54,345        38,420
    Savings and money market deposits....................       151,059       156,557       295,097       318,524
    Time deposits........................................       750,913       594,448     1,466,253     1,253,105
    Federal Funds Purchased..............................       132,161        30,978       256,847        31,047
                                                           ------------  ------------  ------------  ------------
                                                              1,062,554       801,971     2,072,542     1,641,096
                                                           ------------  ------------  ------------  ------------
Net interest income before provision for loan losses.....     1,276,614     1,157,247     2,528,438     2,255,333
Provision for loan losses................................        90,000       127,500       180,000       217,500
                                                           ------------  ------------  ------------  ------------
Net interest income after provision for loan losses......     1,186,614     1,029,747     2,348,438     2,037,833
                                                           ------------  ------------  ------------  ------------
Other noninterest income:
    Gain on sale of mortgage loans.......................        11,942        13,531        49,343        29,150
    Service charges on deposit accounts..................       161,047        82,957       257,548       153,123
    Other................................................        17,229        14,325        38,607        29,277
                                                           ------------  ------------  ------------  ------------
      Total noninterest income...........................       190,218       110,813       345,498       211,550
                                                           ------------  ------------  ------------  ------------
Other noninterest expenses:
    Salary and employee benefits.........................       561,744       397,772     1,113,360       832,835
    Occupancy............................................       176,147       130,221       343,424       256,563
    Equipment............................................        57,960        51,299       114,853        96,269
    Computer processing..................................        62,644        51,694       122,062       101,341
    Deposit insurance....................................         4,368         1,000         6,368         1,500
    Legal................................................         8,874        32,391        14,924        49,826
    Professional fees....................................        16,795        14,255        34,000        33,880
    Business development.................................        45,907        29,572        78,344        56,957
    Office and stationary supplies.......................        54,005        20,026        85,624        39,878
    Advertising..........................................         5,817        13,830        28,968        33,595
    Proxy related expenses...............................        90,000        90,000
    Other operating......................................       126,242       138,112       247,023       248,350
                                                           ------------  ------------  ------------  ------------
      Total other noninterest expenses...................     1,120,503       970,172     2,188,950     1,840,994
                                                           ------------  ------------  ------------  ------------
Income before income taxes...............................       256,329       170,388       504,986       408,389
Provision for income taxes...............................        92,000        68,415       178,000       147,475
                                                           ------------  ------------  ------------  ------------
Net income...............................................  $    164,329  $    101,973  $    326,986  $    260,914
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Net income per common share..............................  $       0.16  $       0.10  $       0.31  $       0.25
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------
Weighted average number of shares........................     1,044,033     1,039,224     1,044,033     1,039,224
                                                           ------------  ------------  ------------  ------------
                                                           ------------  ------------  ------------  ------------

                  See Notes to Consolidated Financial Statements

                 MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE PERIODS ENDED JUNE 30, 1997 AND 1996

                                   (Unaudited)

                                                                THREE MONTHS ENDED         SIX MONTHS ENDED
                                                             ------------------------  ------------------------
                                                                1997         1996         1997         1996
                                                             -----------  -----------  -----------  -----------
OPERATING ACTIVITIES:
  Net income...............................................  $   164,329      101,973  $   326,986      260,914
  Adjustments for non-cash items included in net income:
    Depreciation and amortization..........................       31,984       35,437       71,399       66,898
    Provision for loan losses..............................       90,000      127,500      180,000      217,500
    Net amortization of bond premium/discount..............       (4,532)       9,046       (2,683)       9,232
    Amortization of deferred fees & costs, net.............      (37,488)       2,857      (55,801)     (42,604)
    Gain on sale of mortgage notes.........................      (26,192)     (13,531)     (49,343)     (29,150)
  Changes in assets and liabilities which provided (used)
    cash:
    Mortgage loans held for resale.........................     (335,845)     588,674    1,094,434     (566,693)
    Interest receivable....................................        9,175      (29,229)     (30,984)     (21,906)
    Other assets...........................................      128,072      (70,098)     (93,487)    (278,780)
    Accrued interest payable...............................      146,167     (235,274)     256,000        7,959
    Accrued expenses and other liabilities.................      (19,870)      70,527      (57,271)    (208,182)
                                                             -----------  -----------  -----------  -----------
Net cash provided by (used in) operating activities........      145,800      587,882    1,639,250     (584,812)
                                                             -----------  -----------  -----------  -----------
INVESTING ACTIVITIES:
  Proceeds from sale of investment securities available for
    sale...................................................       50,800                   129,300
  Proceeds from maturity of investment securities available
    for sale...............................................      500,000      500,000      500,000    2,600,000
    Purchase of investment securities......................                             (2,698,431)  (2,804,431)
    Net change in loans to customers.......................   (3,515,213)  (2,367,268)  (5,397,904)  (6,187,079)
    Purchase of furniture, equipment and leasehold
      improvements.........................................      (26,547)     (35,939)     (34,422)     (96,995)
  Additions to real estate owned...........................          500       (3,190)       2,500       (3,190)
                                                             -----------  -----------  -----------  -----------
  Net cash used in investing activities....................   (2,990,460)  (4,604,828)  (4,800,526)  (6,491,695)
                                                             -----------  -----------  -----------  -----------
FINANCING ACTIVITIES:
  Increase (decrease) in demand, savings and time deposits.    4,849,779   (6,079,520)   8,285,475   (5,690,651)
  Increase (decrease) in borrowed funds....................     (600,000)  10,000,000     (600,000)  10,000,000
  Proceeds from issuance of common stock...................       46,078       46,078
                                                             -----------  -----------  -----------  -----------
Net cash provided financing activities.....................    4,249,779    3,966,558    7,685,475    4,355,427
                                                             -----------  -----------  -----------  -----------
Net increase (decrease) in cash and cash equivalents.......    1,405,119      (50,388)   4,524,199   (2,721,080)

Cash and cash equivalents, beginning of period.............    8,426,037    7,802,310    5,306,957   10,473,002
                                                             -----------  -----------  -----------  -----------
Cash and cash equivalents, end of period...................  $ 9,831,156  $ 7,751,922  $ 9,831,156  $ 7,751,922
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------
Supplemental disclosures of cash flow information:
Interest paid..............................................  $   916,389  $ 1,037,245  $ 1,816,542  $ 1,633,137
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------
Taxes paid.................................................  $   150,000  $   100,000  $   275,000  $   461,527
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------
Supplemental disclosures of noncash investing activities
Unrealized loss (gain) on available for sale securities....  $     6,989  $     3,847  $    (3,838) $    18,741
                                                             -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------


                    See Notes to Consolidated Financial Statements

                 MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 JUNE 30, 1997

1. BASIS OF PRESENTATION:

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which in the opinion of management are necessary for fair statement of financial results and that all adjustments are of a normal recurring nature. The results of operations for the six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

   The stock dividends were recorded at fair market value. Average shares and all per share amounts included in the financial statements for 1997 and 1996 are based on the increased number of shares giving retroactive effect to this stock dividend.

4. PROVISION FOR INCOME TAXES:

   The provision for income taxes is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109.

                                                                      THREE MONTHS ENDED      SIX MONTHS ENDED
                                                                     --------------------  ----------------------
                                                                      6/30/97    6/30/96    6/30/97     6/30/96
                                                                     ---------  ---------  ----------  ----------
Provision for current income taxes.................................  $  92,000  $  89,415  $  178,000  $  168,475
Provision for deferred income taxes................................               (21,000)                (21,000)
                                                                     ---------  ---------  ----------  ----------
    Total..........................................................  $  92,000  $  68,415  $  178,000  $  147,475
                                                                     ---------  ---------  ----------  ----------
                                                                     ---------  ---------  ----------  ----------

5. NET INCOME PER SHARE:

   Net income per share of common stock is based upon the weighted average number of shares outstanding during the period of 1,044,033 in June, 1997 and 1,039,224 in June, 1996, after giving effect to the stock issuance of 6,601 shares in exercised options in 1996 and prior stock dividends. dividends.

                                    SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    Madison Bancshares Group, Ltd.




                                    ______________________________
                                    Vito A. DeLisi
                                    Executive Vice President


                                    ______________________________
                                    E. Cheryl Hinkle
                                    Vice President




Date Executed:  August 6, 1997