Form 10QSB
period 1997-09-30
MADISON BANCSHARES GROUP LTD
filed 1997-11-14
CIK 846809

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: September 30, 1997

Commission file number 0-1739

                         MADISON BANCSHARES GROUP, LTD.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

         Pennsylvania                                    23-2512079
--------------------------------         -----------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)

   1767 Sentry Parkway West, Blue Bell, PA                         19422
------------------------------------------                      ----------
  (Address of principal executive offices)                      (Zip Code)


                                 (215) 641-1111
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

                                      N/A
--------------------------------------------------------------------------------
               (Former name, former address and former fiscal year,
                            if changed since last report)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   YES  X     NO
                                      -----     -----

    APPLICABLE ONLY TO CORPORATE ISSUERS:

    Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

    1,044,033 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of November 13,1997.

    Transitional Small business Disclosure format:

    (Check one): Yes   No  X
                    ---   ---

                                     PART I

ITEM 1--FINANCIAL STATEMENTS

    SEE ANNEX A

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

        Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended September 30, 1997 and 1996, respectively.

        CAPITAL RESOURCES

        The total number of shares of common stock outstanding on September 30, 1997 was 1,044,033 as compared to 971,360 at December 31, 1996. On
        February 20, 1997, 72,673 shares of common stock were issued pursuant to a 7-1/2% stock dividend declared on January 21, 1997. The book value per share of the Company's common stock at December 31, 1996 was $7.64 and $8.18 per share at September 30, 1997, as adjusted for the stock dividend.

        During the nine month period, January 1, 1997 to September 30, 1997, the Bank's total assets increased by approximately $20,950,930. or approximately 27% to $126,921,805.

        The chart below depicts various capital ratios applicable to state chartered Federal Reserve member banks and compares the Bank's actual ratios at September 30, 1997 and December 31, 1996, respectively, which exceeded the levels required for a bank to be classified as well-capitalized.

                                                  Regulatory    Actual   Actual
        Ratio                                      Minimum     12/31/96  9/30/97
        -----                                     ----------  --------  --------

        Qualifying Total Capital to
          Risk Weighted Assets..................    8.0%       10.09%    10.33%
        Tier 1 Capital, net of intangibles
          to Risk Weighted Assets...............    4.0%        9.08%     9.26%
        Tier 1 Leverage Ratio of Capital to
          Total Adjusted Average Assets.........    4.0%        8.37%     7.59%

    The Company's capital-to-assets ratio decreased from 7.52% as of December 31, 1996 to 6.72% as of September 30, 1997. The decrease in the capital-to-assets ratio for the nine months and quarter ended September 30, 1997, was attributable to the growth of assets at a faster rate than retained earnings. Management anticipates that its capital-to-assets ratio will decline in future periods as the Company's assets continue to grow. The Company's average return on equity as of December 31, 1996, was 7.04%; and its return on average assets was .61%. As of September 30, 1997, the Company's average return on equity was 8.93% and its return on average assets was .67%.

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

    At September 30, 1997, the risk management review indicated that if interest rates change in the future, the general effect on profits of the Bank's Gap position, within a one year period, would be plus or minus (+ or -) $28,780 or .02 basis points. Management believes that any impact will not be significant.

    Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

    RESULTS OF OPERATIONS

    As of September 30, 1997, the Company held deposits aggregating $108,439,793, representing an increase of approximately 24% from deposits of $87,199,991 held at December 31, 1996. Of the deposits held at September 30, 1997, $17,993,422, or approximately 17%, were non-interest bearing deposits. At September 30, 1997 total deposit accounts numbered 7,282 and outstanding loans receivable in connection with loans made to 1,380 loan accounts totaled approximately $101,325,890 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding as of September 30, 1997 and December 31, 1996, respectively.

    Deposit Liabilities

                                                                        September 30,1997           December 31, 1996
                                                                   ---------------------------  --------------------------
                                                                                      % of                        % of
    Type of Account                                                   Balance       Portfolio      Balance      Portfolio
    ---------------                                                --------------  -----------  -------------  -----------
    Non-Interest bearing (1).....................................      17,993,422          17%     14,660,464          17%
    Interest bearing (2).........................................       6,722,354           6       4,564,916           5
    Money Market (3).............................................      15,265,122          14      14,409,382          17
    Savings (4)..................................................       4,541,403           4       4,571,352           5
    CD's Under 100M (5)..........................................      37,542,718          35      25,649,521          33
    CD's Over 100M (6)...........................................      26,374,774          24      23,344,356          23
                                                                    --------------         ---   -------------         ---
    Totals.......................................................    $108,439,793         100%    $87,199,991         100%
                                                                    --------------         ---   -------------         ---
                                                                    --------------         ---   -------------         ---


                     09/30/97                          12/31/96

                     Graph                               Graph
                  [Pie Chart]                         [Pie Chart]

    Loans Outstanding

                                                                             September 30, 1997           December 31, 1996
                                                                         ---------------------------  --------------------------
                                                                                            % of                        % of
    Type of Account                                                         Balance       Portfolio      Balance      Portfolio
    ---------------                                                      --------------  -----------  -------------  -----------
    Real Estate Loans, Mortgages(1)....................................    $ 48,498,596          48%    $44,800,169          48%
    Commercial Loans (2)...............................................      43,183,778          43      38,685,537          41
    Consumer Loans (3).................................................       9,003,210           8       8,348,462           9
    Residential Loans Held for Sale (4)................................         640,306           1       2,111,618           2
                                                                          --------------         ---   -------------         ---

    Totals.............................................................    $101,325,890         100%    $93,945,786         100%
                                                                         --------------         ---   -------------         ---
                                                                         --------------         ---   -------------         ---


                         09/30/97                          12/31/96

                          Graph                             Graph
                        [Pie Chart]                       [Pie Chart]




    Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

    The graph below sets forth the Bank's interest income and interest expense growth for the period from September 30, 1996, through September 30, 1997:

                                    [Graph]

    For the nine months ended September 30, 1997, the Company had net income of $553,168, or $.53 per share, as compared to net income of $415,624 or $.40 per share during the nine month period ended September 30, 1996. For the quarter ended September 30, 1997, the Company had a profit of $226,182 or $.22 per share as compared to $154,710, or $.15 per share for the quarter ended September 30, 1996. The increase in net income from the quarter and nine months ended September 30, 1997 was attributable to asset growth of the Bank, specifically loan growth.

    The Company's net interest income, after provision for loan losses was $3,604,494 for the nine months ended September 30, 1997 as compared to $3,108,763 as of September 30, 1996. Interest income was $7,041,709 for the nine months ended September 30, 1997, as compared to $5,910,707 the nine months ended September 30, 1996. For the quarters ended September 30, 1997 and 1996, the Bank's interest income was $2,440,729 and $2,014,278. Interest expense on deposits and borrowed funds increased from $2,504,444 for the nine months ended September 30, 1996, to $3,167,215 for the nine months ended September 30, 1997, a 26% increase.

    The increase in interest income was due primarily to growth in loans. The increase in interest expense was due to growth in deposits and borrowed funds, as the graph below depicts.

                                     [Graph]

    As of December 31, 1996, the Bank had $875,438 in its allowance for loan losses, representing .96% of outstanding loans receivable. For the first nine months ended September 30, 1997, the Bank added $270,000 to the reserve. Loans charged off against the reserve as of September 30, 1997 amounted to $163,811. Recoveries to previously charged off loans were minimal for the nine months ended September 30, 1997. The allowance for loan loss reserve was $981,762 at September 30, 1997, representing .97% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

    Other real estate owned at September 30, 1997 totaled $457,818. This represents one property in Bryn Mawr, Pennsylvania in connection with which the Bank has entered into a lease purchase agreement. The Bank receives a monthly rental fee. During the third quarter of 1997, the Bank received a $50,000 payment from the borrower. The property is in excellent condition and continues to be well maintained.

    For the nine months ended September 30, 1997, non-interest expenses were $3,295,141 as compared to $2,805,950 during the same period in 1996. Of this amount, $1,679,600, or approximately 51%, was attributable to salary and related employee benefits as compared to $1,281,148, or 46% during the first nine months of fiscal 1996.

    Salary expenses were $566,240 for the third quarter 1997 as compared to $448,313 in the third quarter 1996. The increase in salary and related expenses was due to increased staffing for branch expansion to accommodate the Bank's growth.

    Combined occupancy and equipment expenses for the nine months ended September 30, 1997 were $691,688 as compared to $547,497 during the same period in 1996. For the quarter ended September 30, 1997, occupancy and equipment expenses were $233,411 as compared to $194,665 for the quarter ended September 30, 1996. The increase was due to annual increases in rent expenses, the lease of additional space at the Bank's main office and the addition of two (2) new branches.

    For the nine months ended September 30, 1997, business development expenses totaled $120,878 as compared to $88,233 for the nine months ended
    September 30, 1996, a 37% increase. For the quarter ended September 30, 1997, business development expenses totaled $42,534 as compared to $31,276 for the quarter ended September 30, 1996. The increased expense was directly attributed to a higher level of community involvement and sales promotions in connection with branch expansion and retail sales development.

    Stationary and supplies expenses increased by 46% for the nine months ended September 30, 1997, to $103,947 at September 30, 1997 from $70,965 at
    September 30, 1996. For the quarter ended September 30, 1997, supplies expense was $18,323 as compared to $31,087 for the quarter ended
    September 30, 1996, a 41% decrease. This decrease was attributable to the Bank purchasing additional brochures and internal documents for the new branch in 1996 and the purchases for the new branch in 1997 was done in the second quarter of 1997. The overall increase from September 30, 1996 to September 30, 1997 was due to asset growth and volume as well as personnel growth.

    For the nine months ended September 30, 1997, other operating expenses totaled $385,317, or approximately 12% of total other expenses, as compared to $409,006, or 15%, during the same period in 1996. For the quarter ended September 30, 1997, these expenses totaled $138,294 as compared to $160,656 for the quarter ended September 30, 1996. The decrease from third quarter 1996 as compared to third quarter 1997 was directly related to the timing of purchased materials and brochures in 1996 to market the Bank's products. Other operating expenses were comprised primarily of Director fees, business promotional materials, telephone, fidelity insurance premium, and shares and loan taxes.

    Income tax expense for the nine months and quarter ended September 30, 1997 was $300,271 and $122,271 as compared to $228,140 and $80,665 for the nine months and quarter ended September 30, 1996. The tax provision increased due to the increase in net income.

    Interest income on investment securities relates primarily to interest on U.S. Government obligations and Municipal Bonds. Interest income on U.S. Government and Municipals was $229,757 as of September 30, 1996 as compared to $182,278 as of September 30, 1997. For the quarter ended September 30, 1996 interest income was $70,660 as compared to $58,276 for the quarter ended September 30, 1996. The decrease is a direct result of the change in liquidity position of the Company from investments to loans.

    Interest income on other securities is comprised primarily of Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. For the nine months and quarter ended September 30, 1997, the dividend amounts were $43,116 and $12,263 as compared to $47,408 and $30,522 for the nine months and quarter ended September 30, 1996. This decrease was due to the amount of dividend payments from the Federal Home Loan Bank.

    Interest income on temporary investments represents Federal Funds sold. For the nine months and quarter ended September 30, 1997, interest income on federal funds sold was $85,835 and $32,979 as compared to $64,949 and $4,066 for the nine months and quarter ended September 30, 1996. The increase in interest on Federal Funds sold was attributable to a successful deposit campaign the Bank had whereas the funds raised were put in short-term investments temporarily to await loan funding and to pay off maturing borrowed funds.

    Total interest and fees on loans as of September 30, 1997 was $6,730,480 as compared to $5,568,593 for the nine months ended September 30, 1996, and $2,337,271 for the quarter ended September 30, 1997 as compared to $1,909,030 for the quarter ended September 30, 1996. The Bank experienced a 19% loan growth while the yield on the portfolio decreased from 9.42% to 9.32% during this same period. The decrease in rates from September 30, 1996 to September 30, 1997 had little overall effect on earnings due to the Bank's ability to respond to market fluctuations by repricing liabilities on a timely basis with market fluctuations and the increased loan growth.

    Other income of $544,086 for the period from January 1, 1997 to September 30, 1997, was primarily comprised of service charges on deposit accounts and gains on sales of mortgage loans in the secondary market. During the same period in 1996, other income totaled $340,951. The increase was due to refinancings of mortgage loans and growth in service charges on deposit accounts. For the quarter ended September 30, 1997, other income increased to $198,588 from $129,401 for the quarter ended September 30, 1996, primarily due to growth in service charges on deposit accounts.

    RECENT DEVELOPMENTS

    On October 21, 1997, the Board of Directors declared a stock dividend in the amount of twenty (20%) percent, payable in shares of the Registrant's common stock. Such dividend is payable on or about November 21, 1997 to holders of the Registrant's shares of common stock on November 7, 1997. No fractional shares will be issued in connection with such dividend.

                           PART II--OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

       Not Applicable.

ITEM 2 CHANGES IN SECURITIES

       Not Applicable.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

       Not Applicable.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       Not Applicable.

ITEM 5 OTHER INFORMATION

       On or about August 25, 1997 The Madison Bank opened its fifth branch located at 100 W. Main Street, Lansdale, Pennsylvania.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits Filed

                                                                                             Page Number in
Exhibit Number                                                                        Sequential Numbering System
--------------                                                                        ---------------------------

     2               None                                                                         --

     4               Amended and Restated Articles of Incorporation, as amended, and               *
                     Amended and Restated Bylaws of the Issuer

    10(g)            Madison Bancshares Group, Ltd. 1997 Stock Option Plan                        --

    11               Not Applicable                                                               --

    15               Not Applicable                                                               --

    18               Not Applicable                                                               --

    19               None                                                                         --

    20               None                                                                         --

    23               None                                                                         --

    24               None                                                                         --

    25               None                                                                         --

    27               Financial Data Schedule                                                      --

    28               None                                                                         --


------------------------

* Incorporated by reference from the Issuer's Registration Statement on Form S-1 No. 33-27146

    (b) Reports on Form 8-K

        No reports on Form 8-K were filed during the quarter ended September 30, 1997.

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Madison Bancshares Group, Ltd.




                                          --------------------------------------
                                          Vito A. DeLisi
                                          President



                                          --------------------------------------
                                          E. Cheryl Hinkle
                                          Vice President

Date Executed: November 13, 1997

                                    ANNEX A

                 MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                    ASSETS

                                                             SEPTEMBER 30, 1997        DECEMBER 31, 1996
                                                             ------------------        -----------------
Cash and Cash Equivalents:
  Cash and amounts due from banks....................          $    6,015,728            $   4,381,957
  Federal funds sold.................................              13,000,000                  925,000
                                                             ------------------        -----------------
    Total cash and cash equivalents..................              19,015,728                5,306,957

Investment Securities:
  Held to maturity (fair value--1997 $2,115,789;
    1996 $2,559,503).................................               2,106,118                2,108,206
  Available for sale (amortized cost 1997 $3,271,626;
    1996 $4,750,585).................................               3,273,844                3,585,406

 Loans (Net of allowance for loan losses--1997,
  $981,762; 1996, $875,438)..........................              99,460,853               90,783,582

 Mortgage loans held for sale........................                 640,306                2,111,618
 Real Estate Owned...................................                 457,818                  511,618
 Furniture, Equipment and Leasehold Improvements.....                 911,778                  584,533
 Accrued interest receivable.........................                 731,984                  641,570
 Other Assets........................................                 323,376                  337,385
                                                               ------------------       -----------------
 TOTAL...............................................        $    126,921,805          $   105,970,875
                                                               ------------------       -----------------
                                                               ------------------       -----------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

 Deposits:
  Noninterest-bearing demand deposits................        $     17,993,422           $   14,660,464
  Interest-bearing demand deposits...................               6,722,354                4,564,916
  Savings deposits...................................               4,541,403                4,571,352
  Money market deposits..............................              15,265,122               14,409,382
  Time deposits......................................              63,917,492               48,993,877
                                                                ------------------       ----------------
      Total Deposits.................................             108,439,793               87,199,991
Borrowed Funds.......................................               9,000,000               10,000,000
Accrued Interest Payable.............................                 890,271                  704,707
Accrued Expenses and Other Liabilities...............                  55,970                   91,957
                                                                ------------------       -----------------
      Total Liabilities..............................             118,386,034               97,996,655
                                                                ------------------       -----------------
 Commitments
 Shareholders Equity:
 Preferred stock, $5 par value--authorized 5,000,000 shares;
  issued and outstanding, 0 shares.
 Common stock, $1 par value--authorized 20,000,000
  shares; issued and outstanding, 1997, 1,044,033 shares;
  1996, 971,360 shares................................              1,044,033                  971,360
Capital surplus.......................................              7,821,575                7,185,686
Accumulated deficit...................................               (331,301)                (175,907)
Net unrealized losses on available
  for sale securities.................................                  1,464                   (6,919)
                                                                  -----------------       ----------------
    Total shareholders' equity........................               8,535,771               7,974,220
                                                                  -----------------       ----------------
TOTAL.................................................           $ 126,921,805           $ 105,970,875
                                                                  -----------------       ----------------
                                                                  -----------------       ----------------

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF INCOME
               FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                 (Unaudited)

                                                               THREE MONTHS ENDED          NINE MONTHS ENDED
                                                            --------------------------  --------------------------
                                                               1997          1996          1997          1996
                                                           ------------  ------------  ------------  ------------
Interest income:
  Interest and fees  on loans.........................     $  2,337,211  $  1,909,030  $  6,730,480  $  5,568,593
  Interest and dividends on investment securities:
     US Government obligations........................           46,086        58,443       145,688       193,084
     Municipal bonds..................................           12,190        12,217        36,590        36,673
     Other securities.................................           12,263        30,522        43,116        47,408
     Interest on temporary investments................           32,979         4,066        85,835        64,949
                                                             ------------  ------------  ------------  ------------
                                                              2,440,729     2,014,278     7,041,709     5,910,707
                                                             ------------  ------------  ------------  ------------

Interest expense:
  Interest on:
    Demand deposits...................................           33,824        18,571        88,169        56,991
    Savings and money market deposits.................          148,225       147,913       443,322       466,437
    Time deposits.....................................          816,247       564,982     2,282,500     1,818,087
    Federal Funds Purchased...........................           96,377       131,882       353,224       162,929
                                                             ------------  ------------  ------------  -----------
                                                              1,094,673       863,348     3,167,215     2,504,444
                                                             ------------  ------------  ------------  ------------
Net interest income before provision for loan losses..        1,346,056     1,150,930     3,874,494     3,406,263
Provision for loan losses.............................           90,000        80,000       270,000       297,500
                                                             ------------  ------------  ------------  ------------
Net interest income after provision for loan losses...        1,256,056     1,070,930     3,604,494     3,108,763
                                                             ------------  ------------  ------------  ------------
Other noninterest income:
 Gain on sale of mortgage loans.......................           25,843        10,061        75,186        39,211
 Service charges on deposit accounts..................          154,774       104,061       412,322       257,184
 Other................................................           17,971        15,279        56,578        44,556
                                                             ------------  ------------  ------------  ------------
   Total noninterest income...........................          198,588       129,401       544,086       340,951
                                                             ------------  ------------  ------------  ------------

Other noninterest expenses:
 Salary and employee benefits.........................          566,240       448,313     1,679,600     1,281,148
 Occupancy............................................          185,461       143,699       528,885       400,262
 Equipment............................................           47,950        50,966       162,803       147,235
 Computer processing..................................           60,225        54,161       182,287       155,502
 Deposit insurance....................................            5,443             0        11,811         1,500
 Legal................................................           17,591        15,374        32,515        65,200
 Professional fees....................................           10,260        14,000        44,260        47,880
 Business development.................................           42,534        31,276       120,878        88,233
 Office and stationary supplies.......................           18,323        31,087       103,947        70,965
 Advertising..........................................           13,870        15,424        42,838        49,019
 Proxy related expenses...............................                0             0             0        90,000
 Other operating......................................          138,294       160,656       385,317       409,006
                                                              ------------  ------------  ------------  ------------
  Total other noninterest expenses....................        1,106,191       964,956     3,295,141     2,805,950
                                                              ------------  ------------  ------------  ------------


Income before income taxes............................          348,453       235,375       853,439       643,764
Provision taxes.......................................          122,271        80,665       300,271       228,140
                                                              ------------  ------------  ------------  ------------

Net income............................................        $ 226,182    $  154,710    $  553,168    $  415,624
                                                              ------------  ------------  ------------  ------------
                                                              ------------  ------------  ------------  ------------

Net income per common share...........................        $    0.22    $     0.15    $     0.53    $     0.40
                                                              ------------  ------------  ------------  ------------
                                                              ------------  ------------  ------------  ------------

Weighted average number of shares.....................        1,044,033     1,040,826     1,044,033     1,040,826
                                                              ------------  ------------  ------------  ------------
                                                              ------------  ------------  ------------  ------------


                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE PERIODS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (Unaudited)

                                                            THREE MONTHS ENDED           NINE MONTHS ENDED
                                                        --------------------------  ----------------------------
                                                            1997          1996          1997           1996
                                                        -------------  -----------  -------------  -------------
Cash flows from operating activities:
 Net income............................................ $     226,182      154,710  $     553,168        415,624
 Adjustments for non-cash items included in net income:
  Depreciation and amortization.........................       34,608       37,582        106,007        104,480
  Provision for loan losses.............................       90,000       80,000        270,000        297,500
  Net amortization of bond premium/discount.............       (3,684)      (2,619)        (6,367)         6,613
  Amortization of deferred fees & costs, net............      (12,021)      (7,180)       (67,822)       (49,784)
  Gain on sale of mortgage notes........................      (25,843)     (10,061)       (75,186)       (39,211)
  Changes in assets and liabilities which provided
   (used) cash:
   Interest receivable..................................      (59,430)      24,641        (90,414)         2,735
   Mortgage loans held for resale.......................      452,064      639,438      1,546,498         72,745
   Other assets.........................................      107,496       70,238         14,009       (208,542)
   Accrued expenses and other liabilities...............       21,284     (229,078)       (35,987)      (221,119)
   Accrued interest payable.............................      (70,436)     359,703        185,564        151,521
                                                        -------------  -----------  -------------  -------------
Net cash provided by (used in) operating activities.....      760,220    1,117,374      2,399,470        532,562
                                                        -------------  -----------  -------------  -------------
Cash flow from investing activities:
 Proceeds from sale of investment securities available
  for sale..............................................            0            0        129,300              0
 Proceeds from maturity of investments:
  Held to maturity......................................            0      660,300              0      2,260,300
  Available for sale....................................            0            0        500,000      1,000,000
  Purchase of investments available for sale............     (300,900)           0       (300,900)    (2,804,431)
  Net change in loans to customers......................   (3,481,545)  (6,489,935)    (8,879,449)   (12,677,014)
  Cost capitalized (recovered) for real estate owned....       51,300            0         53,800         (3,190)
  Purchase of furniture, equipment and leasehold
    improvements........................................     (398,830)    (113,420)      (433,252)      (210,415)
                                                        -------------  -----------  -------------  -------------
Net cash used in investing activities...................   (4,129,975)  (5,943,055)    (8,930,501)   (12,434,750)
                                                        -------------  -----------  -------------  -------------
Cash flow from financing activities:
  Increase in demand, savings and time deposits.........   12,954,327    3,961,588     21,239,802     (1,729,063)
  Increase (decrease) in borrowed funds.................     (400,000)     210,000     (1,000,000)    10,210,000
  Proceeds from issuance of common stock................            0            0              0         46,078
                                                        -------------  -----------  -------------  -------------
Net cash provided financing activities..................   12,554,327    4,171,588     20,239,802      8,527,015
                                                        -------------  -----------  -------------  -------------
Net increase (decrease) in cash and cash
  equivalents...........................................    9,184,572     (654,093)    13,708,771     (3,375,173)
Cash and cash equivalents, beginning of period..........    9,831,156    7,751,922      5,306,957     10,473,002
                                                        -------------  -----------  -------------  -------------
Cash and cash equivalents, end of period................$  19,015,728  $ 7,097,829  $  19,015,728  $   7,097,829
                                                        -------------  -----------  -------------  -------------
                                                        -------------  -----------  -------------  -------------

Supplemental disclosures of cash flow information:
  Interest paid.........................................$   1,165,109  $   719,786  $   2,981,651  $   2,352,923
                                                        -------------  -----------  -------------  -------------
                                                        -------------  -----------  -------------  -------------

  Taxes paid............................................$           0  $   100,000  $     275,000  $     561,527
                                                        -------------  -----------  -------------  -------------
                                                        -------------  -----------  -------------  -------------
Supplemental disclosures of noncash investing
  activities Unrealized loss (gain) on available for
  sale securities.......................................$       5,302  $    (3,773) $       1,464  $      14,968
                                                        -------------  -----------  -------------  -------------
                                                        -------------  -----------  -------------  -------------

                 SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                   MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

1. Basis of presentation:

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which in the opinion of management are necessary for fair statement of financial results and that all adjustments are of a normal recurring nature. The results of operations for the nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

4. Provision for income taxes:

   The provision for income taxes is computed in accordance with Statement of Financial Accounting Standards (SFAS) No. 109.

                                            Three months ended       Nine months ended
                                            ------------------     ---------------------
                                             9/30/97   9/30/96      9/30/97     9/30/96
                                            --------   -------     --------     --------
   Provision for current income taxes.....  $187,279   $80,665     $365,279     $249,140
   Provision for deferred income taxes....   (65,008)        0      (65,008)     (21,000)
                                            --------   -------     --------     --------
     Total................................  $122,271   $80,665     $300,271     $228,140
                                            --------   -------     --------     --------
                                            --------   -------     --------     --------

5. Net income per share:

   Net income per share of common stock is based upon the weighted average number of shares outstanding during the period of 1,044,033 in September, 1997 and 1,040,826 in September, 1996, after giving effect to the stock issuance of 6,601 shares in exercised options in 1996 and prior stock dividends.