Form 10KSB
period 1997-12-31
MADISON BANCSHARES GROUP LTD
filed 1998-03-27
CIK 846809

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                 ---------------------------------------

                                Form 10-KSB


(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934 (fee required)

For the fiscal year ended December 31, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 (no fee required)

For the transition period from       to       .
                              -------   ------

     Commission file number 0-17539

                      MADISON BANCSHARES GROUP, LTD.
                      ------------------------------
                  (Name of Small Business Issuer In Its Charter)


Pennsylvania                                      23-25132079
------------                                      -----------
(State or Other jurisdiction of                   (I.R.S. Employer Identification No.)
Incorporation or Organization)

1767 Sentry Parkway West, Blue Bell, PA           19422
---------------------------------------           -----
(Address of Principal Executive Offices)           (Zip Code)


Issuer's telephone number, including area code: (215) 641-1111
                                                 ---  --- ----

Securities registered pursuant to Section 12(b) of the Act: None.


Title of Each Class             Name of Each Exchange on Which Registered
-------------------         ---------------------------------------------

-------------------         ---------------------------------------------

-------------------         ---------------------------------------------


Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value per share
-------------------------------------------------------------------------
                      (Title of Class)

-------------------------------------------------------------------------
                      (Title of Class

    Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceeding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been such filing requirements for the past 90 days.

    YES  X
        ---      ----

    Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.

/ /

    State the Issuer's revenues for its most recent fiscal year. $10,376,499
                                                                 -----------

    State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. $12,077,546 based on the average of the bid and asked on the National Association of Securities Dealers Automated Quotation System on
March 20, 1998.*

    State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest publication date. 1,252,773 as of March 20, 1998.

    Transitional Small Business Disclosure Format (check one). YES       NO X
                                                                  ----     ---
                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Proxy Statement to be utilized in connection with the Issuer's 1998 Annual Meeting of Shareholders presently scheduled for May 19, 1998 are incorporated by reference into Part III hereof.

------------------------

* Excluded from such market value computation are the approximately 358,140 issued and outstanding shares beneficially owned by executive officers and directors of Issuer and its subsidiary. Included in such computation are the 60,126 shares beneficially owned by CoreStates Bank, NA (constituting approximately 4.8% of the issued and outstanding shares of the Issuer).

    EXHIBIT INDEX APPEARS ON PAGE 50 IN SEQUENTIAL NUMBERING SYSTEM OF THIS
                                    FORM 10-KSB

                         MADISON BANCSHARES GROUP, LTD.

                                 Form 10-KSB

                                     INDEX

                                                                         Page
                                                                         ----

PART 1

Item 1  Description of Business......................................      4
Item 2  Description of Property......................................      7
Item 3  Legal Proceedings............................................      7
Item 4  Submission of Matters to a Vote of Security Holders..........      7

PART II

Item 5  Market for Common Equity and Related Stockholder Matters.....      8
Item 6  Management's Discussion and Analysis of
        Financial Condition and Results of Operations................      8
Item 7  Financial Statements.........................................     24
Item 8  Changes in and Disagreements with Accountants on
        Accounting and Financial Disclosure..........................     48

PART III

Item 9  Director, Executive Officers, Promoters and Control Persons;
        Compliance with Section 16(a) of the Exchange Act.............   48
Item 10 Executive Compensation.......................................    48
Item 11 Security Ownership of Certain Beneficial
        Owners and Management........................................    48
Item 12 Certain Relationships and Related Transactions...............    48
Item 13 Exhibits and Reports on Form 8-K.............................    49


                                     PART I

ITEM 1--Description of Business

Madison Bancshares Group, Ltd.

    Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania on May 31, 1988. The Company became a bank holding company on August 8, 1989 when it consummated the acquisition of all of the capital stock to be issued of the Madison Bank in connection with the Bank's formation. The Company provides banking services through The Madison Bank, and does not engage in any activities other than banking activities. The principal executive offices of the Company are located at The Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, PA 19422. Its telephone number at such location is (215) 641-1111. At present, the Bank has five branch offices.

    As of the date hereof, the Company and Madison Bank have a total of 53 employees.

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

    The Bank conducts retail and commercial banking through its branch offices located at 1767 Sentry Parkway West, Blue Bell, PA, 202 West Ridge Pike, Conshohocken, PA , 1380 Skippack Pike, Center Square, PA, 600 W. Lancaster Avenue, Strafford, PA and 100 West Main Street, Century Plaza, Suite 100, Lansdale, PA, offering a broad range of consumer and commercial banking services. The Bank opened the West Ridge Pike office in September, 1991, the Center Square office in October, 1995, the Strafford office in August, 1996 and the Lansdale office in August, 1997. As of December 31, 1996 and 1997, the Bank held deposits totaling $87,242,280 and $114,838,976, respectively, including deposits of the Company. As of the same dates, the Bank had gross loans receivable of $93,945,786 and $103,664,075 (inclusive of residential loans held for sale), respectively. The majority of such loans were made for commercial purposes.

    As of December 31, 1996 and 1997, the Company had total assets of $105,970,875 and $133,506,813 and total shareholders' equity of $7,974,220 and
$8,738,218, respectively. Investments amounted to $5,693,612 at year end 1996, of which $3,585,406 were classified as available for sale and the balance were classified as held to maturity and $5,261,853 at the end of 1997, of which $3,656,446 were classified as available for sale and the balance classified as held to maturity.

    The Bank's primary service area is Blue Bell, Whitpain Township in Montgomery County, Pennsylvania, and the surrounding areas within an eight mile radius. The location of the Bank's building, near the intersection of Walton and Township Line Roads, places it at the juncture of two of the more heavily traveled roadways in the area. In addition, its Plymouth Square branch, located at West Ridge Pike in Conshohocken, PA, has extended its service area to include certain sections of Whitemarsh and Plymouth Townships and the borough of Conshohocken. The Center Square Branch has enabled the Bank to have additional market visibility in its current trade area. The Strafford Branch borders on three counties. The tri-county corridor has provided the Company with an extended competitive market in the Chester and Delaware Counties, joining the existing primary market of Montgomery County. The Lansdale office further increases the Bank's service area into Montgomery and Bucks Counties. The Bank currently offers services to residents of approximately 95 Townships/Boroughs.

    The Bank offers a broad range of consumer and commercial deposit banking services, including, but not limited to, both commercial and consumer insured deposit accounts, including checking accounts, interest-bearing "NOW" accounts, money market accounts, certificates of deposit, savings accounts, escrow accounting deposit services and individual retirement accounts. The Bank places an emphasis on serving the needs of individuals, small and medium-sized businesses, executives, professionals and professional organizations in its service area, offering a high level of personalized service to both its commercial and consumer customers. The Bank actively solicits non-interest and interest-bearing deposits from its borrowers.

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

    Any Federal Reserve member bank that does not operate in accordance with, or conform to, Federal Reserve Board regulations, policies and directives, may be sanctioned for non-compliance. For example, proceedings may be instituted by the Federal Reserve Board against any bank which, or any director, officer or employee thereof who, engages in unsafe and unsound banking practices, including the violation of applicable laws and regulations. As noted above, the FDIC has the authority to terminate insurance of deposit accounts pursuant to procedures established for that purpose.

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

ITEM 2--Description of Property

    The Company leases approximately 13,381 total square feet on the first floor of the Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, Pennsylvania, (the "Building"). This total includes 3,381 square feet leased by the Company on February 1, 1996 on the first floor of the Building and additional 1,400 square feet leased by the Company on January 21, 1997 on the first floor of the Building. This 1,400 square feet of additional space was included in the original lease, but the Company subsequently surrendered possession. The leased space is occupied by both the Company and the Bank and serves as the Bank's primary banking location. The space contains a banking area, lobby, operations center and a vault together with administrative and executive offices. The Bank's space also includes a drive-thru banking facility and an automated walk-up teller machine. The initial term of the original lease (the "Lease") expired on December 31, 1994. The Lease contains two renewal options of five years each. The Company exercised its option for the first five year renewal term. Base rental payments under the Lease until December 31, 1999 (the expiration of the first renewal option) are payable monthly at an annual rate of $142,092. In the event that the Company exercises the second renewal option, beginning January 1, 2000, the amount of base rental payments will increase to $164,700 per annum. The Lease provides for a redecoration allowance based on $5.00 per square foot or the sum of $45,395 for each option term. In addition to the base rents referred to above, the Company is required to pay its pro rata share of the Building's operating costs, including real estate taxes, water and sewer charges, equipment maintenance charges, exterior maintenance and upkeep, common area electric charges, trash removal, and certain other similar items. For 1997, the amount of such expenses was $32,640. The maximum allocable portion of the Building's operating costs will be $34,272 for 1998 and will ultimately increase to $51,684 for the final year of the second option period. The additional 3,381 square feet are leased at an annual rate of approximately $58,660 with a 3.5% increase each year through February 1, 2000. The additional 1,400 square feet were leased for approximately $28,078 during 1997.

    The Bank also leases space for branch banking facilities at the following locations and through the years indicated in parentheses: (i) 3,965 square feet in Lansdale, Pennsylvania (2007), (ii) 3,000 square feet in Strafford, Pennsylvania (2006); (iii) 3,600 square feet in Center Square, Pennsylvania
(2005); and (iv) 3,620 square feet in Conshohocken, Pennsylvania (2001). The aggregate annual rent for the space leased for branch banking facilities (inclusive of the new Lansdale Branch) is $217,539 and is subject to annual increase. The Bank is also responsible for its allocable share of operating costs for such space.

ITEM 3--Legal Proceedings

    The Company and the Bank are involved from time to time in legal proceedings arising in the ordinary course of business. In the opinion of management, no pending proceedings will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4--Submission of Matters to a Vote of Security Holders

        NONE.

                            PART II

ITEM 5--Market For The Registrant's Common Stock and Related
         Stockholder Matters

    The common stock of the Company is traded on the NASDAQ SmallCap Market. As of March 20, 1998, there were approximately 281 holders of record of the Company's common stock.

    The high and low bid prices for the Company's common stock during each quarter of the last two fiscal years were as follows:

                                                                       1997
                                                 ------------------------------------------------
                                                  1ST Qtr     2ND Qtr      3RD Qtr      4TH Qtr
                                                 ---------  -----------  -----------  -----------
High Bid.......................................     11-3/4      10-1/2       12-3/4       15-5/8
Low Bid........................................      9-3/4       9-1/2        9-1/2       11-3/4

                                                    1996
                                                   1ST Qtr      2ND Qtr      3RD Qtr      4TH Qtr
                                                 -----------  -----------  -----------  -----------
High Bid.......................................          11       11-1/2       10-1/2       10-3/4
Low Bid........................................       6-3/4        8-3/4            9            9

    Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions. Trading in the Company's common stock during such periods was sporadic. The quotations do not reflect an adjustment for the Stock Dividends described below.

    The Company Has Not Paid Any Cash Dividends. The Board of Directors does not intend to declare cash dividends in the immediate future. In April 1995, a 7% stock dividend was declared which resulted in the issuance of 58,599 additional shares of common stock, in January 1996, a 7.5% stock dividend was declared which resulted in the issuance of 67,185 additional shares of common stock, in January 1997, a 7.5% stock dividend was declared, resulting in the issuance of 72,703 additional shares of common stock and in October, 1997, a 20% stock dividend was declared, resulting in the issuance of 208,710 additional shares of common stock being issued (collectively, the "Stock Dividends").

ITEM 6--Management's Discussion And Analysis of Financial Condition and Results of Operations

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

    In April and June, 1996, the Company issued 3,725 and 2,876 shares of common stock, in connection with one former Director exercising his warrants and one Director exercising his Stock Options, respectively. As described above, in January, 1997, 72,703 shares of common stock were issued in connection with a stock dividend and in October, 1997, a 20% stock dividend was declared, resulting in the issuance of 208,710 additional shares of common stock being issued. At December 31, 1997, the common stock outstanding was 1,252,773 shares as compared to 971,360 shares at December 31, 1996. The book value per share of the Company's common stock at December 31, 1997, 1996 and 1995 was $6.98, $6.37 and $5.90, respectively, after giving retroactive effect to the issuance of stock dividend.

    The chart below presents various capital ratios applicable to state-chartered, Federal Reserve member banks. The requirements are compared to the Bank's actual ratios at December 31, 1997, which exceeded the levels required for a bank to be adequately capitalized under applicable Federal Deposit Insurance Corporations' regulations.

                             RISK WEIGHTED CATEGORY


     RISK WEIGHTED ASSETS                           0%               20%          50%       100%      Total
                                          -------------------  --------------  ---------  ---------  ---------
Loans....................................                                         30,646     72,762    103,408
Securities Available for Sale............            176                2,480                            2,656
Securities Held to Maturity..............                               2,605                            2,605
Federal Funds Sold.......................                              19,500                           19,500
Cash and Due From Banks..................          3,625                  320                            3,945
Other Assets.............................                                                     2,388      2,388
                                                 -------       --------------  ---------  ---------  ---------
Category totals..........................          3,801               24,904     30,646     75,150    134,502
                                                 -------       --------------  ---------  ---------  ---------
Off balance-sheet items (risk weighted)..                                 215      2,643
                                                 -------       --------------  ---------  ---------  ---------
Total risk-weighted assets...............              0                5,024     16,644     75,150     96,818
                                                 -------       --------------  ---------  ---------  ---------
                                                 -------       --------------  ---------  ---------  ---------
Average Total Assets.....................        121,750


CAPITAL                            TIER 1     TIER 2      TOTAL
-------                           ---------  ---------  ---------
Shareholders' equity.............     8,729                 8,729
Allowance for loan losses........                  937        937
                                  ---------  ---------  ---------
Total Capital....................     8,729        937      9,666
                                  ---------  ---------  ---------
                                  ---------  ---------  ---------

                                                             Regulatory
                                                               Minimum        Actual
Ratio                                                         12/31/97       12/31/97
-----                                                      ---------------  -----------
Qualifying Total Capital to Risk Weighted Assets.........           8.0%          9.98%
Tier 1 Capital to Risk Weighted Assets...................           4.0%          9.02%
Tier 1 Ratio to Total Adjusted Average Assets............           4.0%          7.17%

    The Company's capital-to-assets ratio decreased from 7.52% as of December 31, 1996 to 6.55% at December 31, 1997. The year-to-year decrease in the capital-to-assets ratio was attributable to the asset growth of the Company during 1997. Management anticipates that its capital-to-assets ratio will continue to decline as the Company's assets grow. The Company's return on average equity for 1997 was 9.05% and for 1996 was 7.04%; and its return on average assets was .67% for 1997 as compared to .61% for 1996. The increase in the Company's return on equity and return on assets from 1996 to 1997 was directly attributable to the increased net income of the Bank.

    The following table sets forth certain information from the Bank's average consolidated statement of financial condition and reflects the weighted average yield on its assets and weighted average cost of its liabilities for the periods ended December 31, 1996 and 1997. Such yields and costs were derived by dividing actual income or expense by the monthly average balance of assets or liabilities, respectively, for the respective period, and exclude unrecorded interest income related to non-accrual loans.

                                                                1997                            1996
                                                           (in thousands)             (in thousands)
                                                 ----------------------------   ---------------------------
                                                  Average               Yield    Average              Yield
                                                  Balance    Interest   Cost     Balance   Interest   Cost
                                                 ----------  ---------  -----   ---------  ---------  -----
Assets
Interest-earning assets:
  Loans Receivable (includes mortgage loans
    held for sale).............................  $   97,712  $   9,139  9.35%   $ 81,280     $7,654    9.42%
  Other Investments............................       4,666        290  6.22       6,430        371    5.77
  Federal Funds Sold...........................       3,750        196  5.23       1,576         89    5.65
                                                 ----------  ---------          ---------  ---------

Total Interest-Earning Assets..................  $  106,128  $   9,625  9.07      89,286     $8,114    9.09
                                                             ---------  -----              ---------  -----
Non-Interest-Earning Assets....................       6,257                        4,853
                                                 ----------                     ---------

    Total Assets...............................  $  112,385                     $ 94,139
                                                 ----------                     ---------
                                                 ----------                     ---------

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
  Demand Interest-Bearing......................  $    6,106  $     127  2.08    $  3,755     $   79    2.10
  Money Market & Savings.......................      19,078        608  3.19      18,943        612    3.23
  Other Time Deposits..........................      56,437      3,257  5.77      43,583      2,475    5.68
  Borrowed Funds...............................       6,550        399  6.09       5,386        281    5.22
                                                 ----------  ---------          ---------  ---------

Total Interest-Bearing Liabilities.............      88,171  $   4,391  4.98      71,667     $3,447    4.81
                                                             ---------  -----              ---------  -----
Other Liabilities..............................      15,901                       14,789
                                                 ----------                      --------

Total Liabilities..............................     104,072                       86,456
Shareholders' Equity...........................       8,313                        7,683
                                                 ----------                      --------

Total Liabilities and Shareholders' Equity.....  $  112,385                     $ 94,139
                                                 ----------                      --------
                                                 ----------                      --------

Net Interest Income/Rate Spread................              $   5,234  4.09%              $   4,667   4.28%
                                                             ---------  -----              ---------  -----
                                                             ---------  -----              ---------  -----

Net Interest Margin............................                         4.93%                          5.23%
                                                                        -----                          -----
                                                                        -----                          -----

    The following table analyzes the rate/volume variances between the Bank's interest-earning assets and interest-bearing liabilities for the fiscal years 1997 compared to 1996 and 1996 compared to 1995. For each category of interest-bearing assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes to rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                               YEAR ENDED DECEMBER 31
                                                           ----------------------------------------------------------------
                                                                    1997 vs. 1996                 1996 vs. 1995
                                                           -------------------------------  -------------------------------
                                                                                   (in thousands)
                                                           ----------------------------------------------------------------
                                                            Volume      Rate       Total     Volume      Rate       Total
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Interest Income:
  Loan Portfolio (includes mortgages held for sale)....    $   1,537  $     (57) $   1,480  $   1,688  $    (273) $   1,415
  Other Investments....................................         (108)        27        (81)      (358)        18       (340)
  Federal Funds........................................          114         (7)       107        (11)        (1)       (12)
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Total Interest Earning Assets........................          1,543        (37)     1,506      1,319       (256)     1,063
                                                           ---------  ---------  ---------  ---------  ---------  ---------
Interest Expense:
  Demand Interest-Bearing.............................            49         (1)        48          9         (6)         3
  Money Market & Savings...............................            4         (8)        (4)       (75)      (155)      (230)
  Other Time Deposits..................................          741       (102)       617        573        (86)       487
  Borrowed Funds.......................................           55        (53)         2        239       (219)        20
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                 849       (164)       824        746       (466)       280
                                                           ---------        ---  ---------  ---------  ---------  ---------
Net Change in Net Interest Income....................      $     694  $     127  $     567  $     573  $     210        783
                                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                           ---------  ---------  ---------  ---------  ---------  ---------

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

    At December 31, 1997, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $12,000. If rates fell 200 basis points, monthly revenues a year from now would increase approximately $29,000 and a rise in rates by 200 basis points would represent a monthly loss in revenues of approximately $27,000.

    Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

    The table on the next page represents the interest rate sensitivity of the Company as of December 31, 1997 by listing major categories of interest-sensitive assets and compares them to interest-sensitive liabilities for various time periods. The repricing intervals primarily are determined by the first opportunity for the Company to change the interest rate on the subject instrument. The table shows the difference between interest-sensitive assets and interest-sensitive liabilities, or Gap, for each repricing interval and a cumulative Gap and certain calculations based on such information.

                                              Interest Ratio Sensitivity Report
                                                   As of December 31, 1997
                                                   (Dollars in Thousands)

                                            1-90       91-180     181-365       1-5       5 Years
                                            days        days        days       years      and over     Total
                                         ----------  ----------  ----------  ----------  ----------  ----------
Interest-Sensitive Assets
Federal Funds Sold.....................  $   19,500  $      0     $     0     $     0    $      0    $ 19,500
Loans..................................      41,814     3,062       5,685      38,868      13,979     103,408
Interest-Bearing Balances..............           0         0           0           0           0           0
Investment Securities Held
 For Sale..............................           0         0           0         500       1,105       1,605
Investment Securities Held For
  Maturity.............................           0         0           0       3,000         656       3,656
                                         ----------  ----------  ----------  ----------  ----------  ----------
Totals.................................  $   61,314  $  3,062    $  6,185    $ 42,974    $ 14,635    $128,169

Cumulative Total.......................  $   61,314  $ 64,376    $ 70,561    $113,535    $128,170    $128,169

Interest-Sensitive Liabilities
Demand-Interest-bearing................  $    8,164  $      0    $      0    $      0    $      0    $  8,164
Savings Accounts.......................       5,270         0           0           0           0       5,270
Money Market Accounts..................      14,040         0           0           0           0      14,040
Time Deposits..........................      20,796    13,238      18,418      18,830           0      71,282
Borrowed Funds.........................       9,000         0           0           0           0       9,000
                                         ----------  ----------  ----------  ----------  ----------  --------
Totals.................................  $   57,270  $ 13,238    $ 18,418  $   18,830    $      0    $107,756

Cumulative Totals......................  $   57,270  $ 70,508    $ 88,926  $  107,756    $107,756    $107,756

Gap....................................  $    4,044  $(10,176)   $(12,733) $   23,538    $ 15,740    $ 14,635

Cumulative Gap.........................  $    4,044  $ (6,132)   $(18,865) $    4,673    $ 20,413    $ 20,408

Interest-sensitive assets/
  Interest-sensitive liabilities
 (cumulative)..........................        1.07       .91         .79        1.04        1.19        1.19
Cumulative Gap/total earning
 assets................................        3.16%   (4.78%)     (14.72%)       3.65%      15.93%      15.92%

Total Earning Assets...................              $128,169

    Liquidity management allows a financial institution to meet its potential cash needs, at reasonable rates, from a variety of sources. Management monitors projected and current cash flows to maintain adequate levels of liquidity. Management believes that the utilization of core deposits, maturing existing earning assets, such as securities, and relatively short-term borrowings are the most appropriate approach to meet the Bank's liquidity needs. Management has allocated certain liquid funds and short-term liabilities to accommodate the slight decline in primary lending rates. As a result of such liability repricing, management has been able to adjust for such slight declines during the first 90 days from which interest rates changed, with little effect on net interest income. During 1997, the Bank's net interest spread was maintained at approximately 4.09%, as compared to 4.28% in 1996.

    Results of Operations

    As of December 31, 1997, the Bank held deposits aggregating $114,832,410, of which $16,076,381, or approximately 14%, were non-interest-bearing deposits, (exclusive of the $6,566 deposits of the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, outstanding loans receivable in connection with loans made to 1,423 loan customers totaled approximately $103,373,175 (exclusive of residential mortgage loans held for sale), resulting in an average loan size of approximately $72,645.

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

                              1997                               1996                             1995
                  -----------------------------  ----------------------------  ---------------------------
                                      % of                          % of                        % of
Type of Account      Balance        Portfolio        Balance      Portfolio       Balance       Portfolio
----------------  --------------  -------------   -------------  ------------  ------------  -------------
Non-Int. Bearing  $   16,076,381          14.00%  $14,660,464       17.00%      $14,452,481      17.00%
Interest-Bearing       8,164,080           7.00     4,564,916        5.00         3,262,291       4.00
Money Market....      14,039,724          12.00    14,409,382       17.00        16,376,099      20.00
Savings.........       5,270,011           5.00     4,571,352        5.00         4,900,299       6.00
CDs over
  $100,000......      32,244,281          28.00    23,344,356       23.00        16,970,990      23.00
CDs under
  $100,000......      39,037,933          34.00    25,649,521       33.00        26,908,460      30.00
                  --------------  -------------   -----------     ---------     ------------  -------------
Total
  Deposits......  $  114,832,410         100.00%  $87,199,991      100.00%      $82,870,620     100.00%
                  --------------  -------------   ------------    ---------     ------------  -------------
                  --------------  -------------   ------------    ---------     ------------  -------------

                   [PIE CHARTS OF 1997, 1996 and 1995]

    From its inception in 1989 through December 31, 1997, the Company incurred a cumulative deficit of $127,991, which included a charge of approximately $2,113,821 in connection with the issuance of the Stock Dividends. For the year ended December 31, 1997, the Company's total income was $10,376,499 and its total expenses were $9,620,021, resulting in a net profit for the year of $756,478. The increase in net income for the year ended December 31, 1997 was primarily due to increased interest income on loans. For the year ended December 31, 1996, the Company's total income was $8,602,744 and its total expenses were $8,062,157, resulting in a net profit for the year of $540,587. The slight decline in net income for the year ended December 31, 1996 was primarily due to increased operating expenses as a result of branch expansion. For the year ended December 31, 1995, the Company's total income was $7,228,649 and its total expenses were $6,681,993, resulting in a net profit for the year of $546,656.

    As of December 31, 1997, the Bank's allowance for loan losses equaled approximately .91% of outstanding loans receivable, including non-accrual loans. At December 31, 1996, the Bank's allowance for loan losses equaled approximately .95% of outstanding loans receivable, including non-accrual loans. At December 31, 1995, the allowance equaled approximately 1.04%. The chart below shows an analysis of the allowance for loan losses for the years ended December 31, 1997, 1996 and 1995. Although the overall reserve has decreased slightly from .95% of outstanding loans at December 31, 1996 to
 .91% of outstanding loans at December 31, 1997, management believes it adequately reflects the level of risk in the portfolio.

                                                            Analysis of The Bank's Allowances for Loan Losses
                                                                               December 31,
                                                           -----------------------------------------------------
                                                                 1997              1996               1995
                                                           ----------------  ----------------   ----------------
Balance at beginning of period:.........................      $ 875,438        $  750,318          $  604,286

Charge-offs:
 Commercial.............................................       (295,581)         (328,100)                  0
 Real estate mortgage...................................              0                 0            (185,968)
 Installment............................................         (4,283)           (6,261)                  0
                                                           ----------------  ----------------   ----------------
  Total.................................................       (299,864)         (334,361)           (185,968)

Recoveries:
 Commercial.............................................          1,400             71,981                   0
 Net Charge-Offs........................................       (298,464)          (262,380)           (185,968)
 Additions charged to operations........................        360,000            387,500             332,000
                                                          -----------------  ----------------    ---------------
Balance at the end of period............................      $ 936,974        $  875,438          $  750,318
                                                          -----------------  ---------------    ----------------
                                                          -----------------  ---------------    ----------------

Ratio of net charge-offs during the period
  to average loans outstanding during the period........          .31%               .41%                .29%
                                                                 ------             ------              ------
                                                                 ------             ------              ------


    As of December 31, 1997, the Bank had loans outstanding, totaling $103,373,175, excluding residential mortgage loans held for sale.

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

    In the first quarter of 1998, the Bank contracted with an independent consulting firm to perform an extensive review of the loan portfolio. The credit relationships selected for review were evaluated for risk, adequacy of documentation, compliance with laws, regulations and internal policy. There was also an evaluation of the adequacy of the allowance for loan losses. Although the formal report will not be received until early April, the preliminary results indicate an adequate loan loss reserve.

    Additions to the Bank's provision for possible loan losses for the period ended December 31, 1997, totaled $360,000. Loans charged off against the reserve in 1997 amounted to $299,864 and recoveries were $1,400, which resulted in net charged-off loans of $298,464. The principal amount of non-accrual loans at December 31, 1997 was $891,852, an increase of 21% over 1996. A substantial portion of the non-accrual loans are partially or fully secured and in the process of collection.

    Additions to the Bank's provision for possible loan losses for the period ended December 31, 1996, totaled $387,500. Loans charged-off against the reserve in 1996 amounted to $334,361. Recoveries amounted to $71,981 which resulted in $262,380 in net charged-off loans. The principal amount of nonaccrual loans at December 31, 1996 totaled $735,007. This is an increase of $375,773 over year end 1995.

    Additions to the Bank's provisions for possible loan losses for the period ended December 31, 1995 totaled $332,000. Loans charged off against the reserve in 1995 amounted to $185,968. Loans on non-accrual status as of December 31, 1995 amounted to $359,234.

    Other real estate owned at December 31, 1997 totaled $465,312 as compared to $511,618 at December 31, 1996. This represents one property in Bryn Mawr, Pennsylvania which the Bank acquired at sheriff's sale. On November 4, 1996, the Bank entered into a lease purchase agreement for a consideration of $575,000. The terms of the agreement call for payment in full before November 1, 1998.

    Interest expense of $4,391,096, represented 46% of gross interest income in 1997. Interest expense increased 27% over 1996. This increased expense was due to an increased average growth in interest-bearing deposits to $88,171 from $71,667 in 1996 and an increased average cost of funds to 4.98% in 1997 from 4.81% in 1996.

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

    Occupancy and equipment expenses totaled $939,804 for the year ended December 31, 1997, as compared to $757,482 at December 31, 1996. The 24% increase is representative of continued increased rents to accommodate the growth of the Bank. Additional increases in maintenance costs and equipment leases were reflective of the Bank's fifth branch opening in August of 1997.

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

    Salary and employee benefits of $2,254, 829 represented 51% of total non-interest expenses, or 25% of total Bank expenses, at December 31, 1997. The increase in salary and employee benefits of $625,077 or 38% over 1996 is reflective of hiring additional employees and increased benefits expense, including group health insurance and company match of the 401(k) Plan.

    Salary and employee benefits of $1,629,752 in 1996 represented 42% of total non-interest expense, or 22% of total bank expenses as compared to $1,359,430 in 1995. The increase in salary and employee benefits of $270,322, or 20%, is attributable to the hiring of additional employees for branch expansion and to manage the asset growth of the company.

    Other operating expenses in 1997, exclusive of occupancy and equipment and salary and employee benefits totaled $1,257,479 as compared to $1,522,108 in 1996. The decrease in these operating expenses was primarily related to the non-recurrence of the additional expenses that were related to the proxy and annual meeting expenses that occurred in 1996. Computer expenses increased from $210,688 to $253,196, a 20% increase over 1996. This increase was due to the increased deposit and loan accounts processed in conjunction with the asset growth of the Bank. Deposit insurance increased from $1,500 in 1996 to $13,768 in 1997. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating which currently is 1A under the FDIC assessment regulation, Part 327. Legal expenses decreased $29,049 or 36% from 1996. This was a result of fewer legal and collection issues arising in the normal course of the Bank's business. Business development expenses were $176,770 in 1997 as compared to $124,637 in 1996. This 42% increase was a direct result of the Bank's efforts to develop business and become increasingly visible in its branch location communities. The Bank hired two business development officers and implemented a bank wide sales call program. The decrease in advertising expense from $82,009 in 1996 to $56,352 in 1997 was a result of more monies being allocated to business development rather than advertising. The Company anticipates an increase in operating expenses of approximately $100,000 for 1998 associated with the newly opened Lansdale
Branch and the soon to open Northeast Philadelphia branch.

    Other operating expenses in 1996, exclusive of occupancy and equipment and salary and employee benefits expense totaled $1,522,108 as compared to $1,214,462 at December 31, 1995. This increase of 25% for the 1996 year is a result of branch expansion, asset growth and a non-recurring proxy related expense in connection with the Company's Annual Meeting. Legal expenses increased from $25,316 to $79,380, a 214% increase over 1995. This increase was due to loan and collection expenses on certain non-accrual loans and loan closings on new loan originations. Professional fees decreased from $99,638 in 1995 to $60,585 in 1996. This was a result in services from one individual being terminated. The $578,955 in other operating expenses was comprised primarily of increases of 32% in telephone expense, 29% increase in postage and freight, business related auto and travel and miscellaneous expenses of 22%. Other components of other operating expenses also include insurance expense, shares tax expense and accounting and audit fees. These expenses increased 74% over 1995 and were directly related to branch expansion and marketing efforts to increase business. Deposit insurance decreased by 99% in 1996 from $72,783 at December 31, 1995 to $1,500 at December 31, 1996. This
is a continuing direct result from a change in the FDIC assessment regulation.

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

    Interest income on investment securities relates primarily to interest on U.S. Government Obligations. Interest income of $185,263 for the year ended December 31, 1997 decreased 37% from $295,389 at December 31, 1996. The decrease is a direct result of a change in investments from government obligations to federal funds sold. The average balance of government obligations decreased from $6,430,000 in 1996 to $4,666,000 in 1997. Interest income of $295,389 for the year ended December 31, 1996, decreased 27% from $404,520 at December 31, 1995. The decrease is a direct result of the change in liquidity position of the Company. Secondary investments decreased by 28% from 1995 to 1996. Interest income of $404,520 for the period ended December 31, 1995 represented a decrease of less than 1% from interest income for the period ended December 31, 1994.

    Interest income on temporary investments represents Federal Funds sold. At December 31, 1997, interest income on Federal Funds sold was $196,425, as compared to $88,664 at December 31, 1996, a 122% increase. The deposit growth of the Bank allowed for an improved liquidity position as well as a growth in federal funds to better prepare for potential loan demand. At December 31, 1996 interest income on Federal Funds sold was $88,664, as compared to $101,698 at December 31, 1995, a 13% decrease. The decrease was a direct result of the change in liquidity as described above. The December 31, 1995 balance of $101,698 represents a slight decrease from $103,392 for the period ended December 31, 1994. This was due to the reduction in average balances outstanding of over $1 million from 1994, even though the yield was 5.70% as compared to 3.96%. These funds were used to satisfy loan demand. Interest income on Federal Funds Sold in 1994 was $103,392.

    Interest income on other investments represent the Bank's investments in municipal securities and dividends paid on Federal Reserve and Federal Home Loan Bank Stocks. For the year ended December 31, 1997, 1996 and 1995, interest income on other investments was $104,511, $75,840 and

$78,093, respectively. The fluctuation from year to year is due to changes in the amounts of Federal Home Loan Bank dividend payments. The Bank did not invest in any new municipal bonds in 1995, 1996 or 1997.

    Interest and fees on loans were $9,138,864 in 1997, 95% of gross interest income as compared to $7,653,898, or 94% in 1996. The average loan portfolio grew 20% while the Bank's yield decreased slightly from 9.42% to 9.35%. Interest and fees on loans were $7,653,898 in 1996, 94% of gross interest income, as compared to $6,263,095 or 91% in 1995. The bank experienced a 28% growth in average loans while the average yield on the portfolio decreased from 9.87% to 9.47%. The slight decrease in rates had little effect on earnings due to the ability of the bank to reprice liabilities on a timely basis with market fluctuations as described above. These factors were directly related to the change in interest and fees on loans during 1996.

    Interest and fees on loans were $6,263,095 in 1995, 91% of gross interest income, as compared to $4,458,108 in 1994. The 40% increase over 1994 was attributable to the growth of loans outstanding, with an average outstanding loan portfolio of $63 million yielding 9.87% as compared to $49 million average outstanding in 1994 yielding 8.96%.

    An analysis of the Bank's loan portfolio is presented in Note 7, "Loans and Allowance for Loan Losses", to the consolidated financial statements. The primary lending activity of the Bank is to originate loans to individuals and business entities for business related purposes. The Bank's loans receivable earn interest at either fixed rates or rates that vary overnight with changes in the Bank's prime rate. Certain loans receivable earn interest at rates that are fixed to a specific spread over the rate being paid on certificates of deposit which are pledged as collateral on the loans.

    Recent Accounting Pronouncements

    There are several accounting pronouncements that are effective for fiscal year 1998. These pronouncements are discussed in footnote No. 2 of the consolidated financial statements.

    Year 2000 Matters

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions and engage in similar normal business activities.

    An assessment of the readiness of external entities which the Company interfaces with, such as vendors, counterparties, customers, payment systems and others has been made and will continue to be ongoing.

    The Company has identified all significant applications that will require modification to ensure year 2000 compliance (Year 2000 Compliance). Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The modification process of all significant applications is substantially complete. The Company plans on completing the testing process of all significant applications by December 31, 1998.

    In addition, the Company has communicated with others with whom it does significant business to determine their Year 2000 Compliance readiness and the extent to which the Company is vulnerable to any third party Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company.

    The total cost of the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based upon current information, the Company believes that its Year 2000 expenditures for 1998 will be approximately $50,000.

ITEM 7--Financial Statements and Supplementary Data

        Independent Auditors' Report dated March 13, 1998.

        Consolidated Statements of Financial Condition as of December 31, 1997 and 1996.

        Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

        Consolidated Statements of Cash Flows for years ended December 31, 1997, 1996 and 1995.

        Notes to Consolidated Financial Statements.

    The remainder of this page is intentionally left blank. The Financial Statements of the Company begin on the following page.

                                 -----------------------------------------------
                                 Madison Bancshares
                                 Group, Ltd.
                                 and Subsidiary

                                 Consolidated Financial Statements as of
                                 December 31, 1997 and 1996 and for Each of the Three Years in the Period Ended
                                 December 31, 1997, and Independent Auditors'
                                 Report

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Madison Bancshares Group, Ltd.
Blue Bell, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Madison Bancshares Group, Ltd. and subsidiary (the "Company") as of December 31, 1997 and 1996 and the related consolidated statements of income, changes in shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Madison Bancshares Group, Ltd. and subsidiary as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.

Deloitte & Touche LLP
Philadelphia, Pennsylvania
March 13, 1998

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1997 AND 1996

--------------------------------------------------------------------------------

                                                                                 1997                 1996
ASSETS

CASH AND CASH EQUIVALENTS:

  Cash and amounts due from banks                                            $   3,944,986   $   4,381,957
  Federal funds sold                                                            19,500,000         925,000
                                                                             -------------   -------------

        Total cash and cash equivalents                                         23,444,986       5,306,957

INVESTMENT SECURITIES:

  Held to maturity (fair value - 1997, $1,617,371; 1996, $2,097,349)             1,605,407       2,108,206
  Available-for-sale (amortized cost - 1997, $3,655,536; 1996, $3,595,891)       3,656,446       3,585,406

LOANS (Net of allowance for loan losses - 1997, $936,974; 1996, $875,438)      102,180,556      90,783,582

MORTGAGE LOANS HELD FOR SALE                                                       290,900       2,111,618

REAL ESTATE OWNED                                                                  465,312         511,618

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                               916,484         584,533

ACCRUED INTEREST RECEIVABLE                                                        706,448         641,570

OTHER ASSETS                                                                       240,274         337,385
                                                                             -------------   -------------

TOTAL                                                                        $ 133,506,813   $ 105,970,875
                                                                             -------------   -------------
                                                                             -------------   -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:

  Noninterest-bearing demand deposits                                        $  16,076,381   $  14,660,464
  Interest-bearing demand deposits                                               8,164,080       4,564,916
  Savings deposits                                                               5,270,011       4,571,352
  Money market deposits                                                         14,039,724      14,409,382
  Time deposits                                                                 71,282,214      48,993,877
                                                                             -------------   -------------

        Total deposits                                                         114,832,410      87,199,991

BORROWED FUNDS                                                                   9,000,000      10,000,000

ACCRUED INTEREST PAYABLE                                                           838,513         704,707

ACCRUED EXPENSES AND OTHER LIABILITIES                                              97,672          91,957
                                                                             -------------   -------------

        Total liabilities                                                      124,768,595      97,996,655
                                                                             -------------   -------------

COMMITMENTS

SHAREHOLDERS' EQUITY:

  Preferred stock, $5 par value - authorized, 5,000,000 shares; issued and outstanding, 0 shares Common stock, $1 par value - authorized, 20,000,000
  shares; issued and outstanding, 1997, 1,252,773; 1996, 971,360 shares          1,252,773         971,360
  Capital surplus                                                                7,612,835       7,185,686
  Accumulated deficit                                                             (127,991)       (175,907)
  Net unrealized gain (loss) on available-for-sale securities                          601          (6,919)
                                                                             -------------   -------------

        Total shareholders' equity                                               8,738,218       7,974,220
                                                                             -------------   -------------

TOTAL                                                                        $ 133,506,813   $ 105,970,875
                                                                             -------------   -------------
                                                                             -------------   -------------

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

                                                           1997        1996        1995
  INTEREST INCOME:


    Interest and fees on loans                          $9,138,864  $7,653,898  $6,263,095
    Interest and dividends on investment securities:
      U.S. Government obligations                          185,263     295,389     404,520
      Other securities                                     104,511      75,840      78,093
      Interest on temporary investments                    196,425      88,664     101,698
                                                        ----------  ----------  ----------

             Total interest income                       9,625,063   8,113,791   6,847,406
                                                        ----------  ----------  ----------

  INTEREST EXPENSE:
    Interest on:

      Demand deposits                                      127,143      78,738      76,473
      Savings and money market deposits                    607,838     611,151     841,898
      Time deposits                                      3,256,833   2,475,714   1,987,626
      Other interest                                       399,282     280,837      56,648
                                                        ----------  ----------  ----------

             Total interest expense                      4,391,096   3,446,440   2,962,645
                                                        ----------  ----------  ----------

  NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES   5,233,967   4,667,351   3,884,761

  PROVISION FOR LOAN LOSSES                                360,000     387,500     332,000
                                                        ----------  ----------  ----------

  NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES    4,873,967   4,279,851   3,552,761
                                                        ----------  ----------  ----------

  OTHER NONINTEREST INCOME:

    Service charges on deposit accounts                    573,493     374,897     275,877
    Gain on the sale of mortgage loans                      83,339      59,002      49,505
    Gain on sale of investments                                575      15,812
    Other                                                   94,029      55,054      40,049
                                                        ----------  ----------  ----------

             Total noninterest income                      751,436     488,953     381,243
                                                        ----------  ----------  ----------

  OTHER NONINTEREST EXPENSES:

    Salaries and employee benefits                       2,254,829   1,629,752   1,359,430
    Occupancy                                              715,145     556,977     396,393
    Equipment                                              224,659     200,505     122,660
    Computer processing                                    253,196     210,688     176,559
    Deposit insurance                                       13,768       1,500      72,783
    Legal                                                   50,331      79,380      25,316
    Professional fees                                       51,166      60,585      99,638
    Business development                                   176,770     124,637     100,586
    Office and stationery supplies                         132,818     121,628     101,925
    Advertising                                             56,352      82,009      70,221
    Director's fees                                        107,025     115,325      95,600
    Proxy related expense                                    --        147,401
    Other operating                                        416,053     578,955     471,834
                                                        ----------  ----------  ----------

             Total other noninterest expenses            4,452,112   3,909,342   3,092,945
                                                        ----------  ----------  ----------

  INCOME BEFORE TAXES                                    1,173,291     859,462     841,059

  PROVISION FOR INCOME TAXES                               416,813     318,875     294,403
                                                        ----------  ----------  ----------

  NET INCOME                                            $  756,478  $  540,587  $  546,656
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

  BASIC EARNINGS PER SHARE                              $     0.60  $     0.43  $     0.44
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

  DILUTED EARNINGS PER SHARE                            $     0.56  $     0.43  $     0.44
                                                        ----------  ----------  ----------
                                                        ----------  ----------  ----------

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

--------------------------------------------------------------------------------

                                                                                                                    Net
                                                                                                   Unrealized
                                                                                                   Gain (Loss)
                                                                                                   on Available-
                                                         Common        Capital      Accumulated    For-Sale
                                                         Stock         Surplus        Deficit      Securities        Total

  BALANCE, JANUARY 1, 1995                           $   832,862    $ 6,270,076    $  (305,120)   $   (45,523)   $ 6,752,295

    Issuance of common stock to director                   6,113         43,887                                       50,000

    Issuance of 7% common stock dividend                  58,599        395,543       (454,142)

    Net income                                                                         546,656                        546,656

    Unrealized gain on available-for-sale
      securities, net of tax                                                                           43,764         43,764
                                                     -----------    -----------    -----------    -----------    -----------

  BALANCE, DECEMBER 31, 1995                             897,574      6,709,506       (212,606)        (1,759)     7,392,715

    Exercise of stock options and stock warrants           6,601         39,477
                                                                                                                      46,076

    Issuance of 7 1/2% stock dividend                     67,185        436,703       (503,888)

    Net income                                                                         540,587                       540,587

    Unrealized loss on available-for-sale
        securities, net of tax                                                                         (5,160)        (5,160)
                                                     -----------    -----------    -----------    -----------    -----------

  BALANCE, DECEMBER 31, 1996                             971,360      7,185,686       (175,907)        (6,919)     7,974,220

    Issuance of 7 1/2% stock dividend                     72,703        110,354       (183,057)

    Issuance of 20% stock dividend                       208,710        316,795       (525,505)

    Net income                                                                         756,478                       756,478

    Unrealized gain on available-for-sale
        securities, net of tax                                                                          7,520          7,520
                                                     -----------    -----------    -----------    -----------    -----------

  BALANCE, DECEMBER 31, 1997                         $ 1,252,773    $ 7,612,835    $  (127,991)   $       601    $ 8,738,218
                                                     -----------    -----------    -----------    -----------    -----------
                                                     -----------    -----------    -----------    -----------    -----------


  See notes to consolidated financial statements

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------

                                                                             1997           1996            1995
  OPERATING ACTIVITIES:

    Net income                                                        $    756,477    $    540,587    $    546,656
    Adjustments to reconcile net income to net cash provided by
     (used in) operating activities:
      Depreciation on equipment                                            153,272         144,701          89,748
      Provision for loan losses                                            360,000         387,500         332,000
      Net amortization of bond premium/discount                             (1,913)          1,789         482,259
      Gain on sale of mortgage loans held for sale                         (83,339)        (59,002)        (49,505)
      Gain on sale of investments                                             (575)        (15,812)
      Originations of loans held for sale                              (10,474,740)    (15,684,054)     (7,314,677)
      Proceeds from sale of loans                                       12,402,193      14,013,974       7,313,442
    Changes in assets and liabilities which provided (used) cash:

      Accrued interest receivable                                          401,296         (37,477)        (99,235)
      Other assets                                                        (373,621)       (146,611)        (27,719)
      Accrued interest payable                                             133,806          47,812         334,830
      Accrued expenses and other liabilities                                 5,715        (215,511)        204,584
      Deferred loan fees                                                    80,497          24,880         (72,209)
                                                                       -----------     -----------     -----------


          Net cash provided by (used in) operating activities            3,359,068        (981,412)      1,724,362


  INVESTING ACTIVITIES:

    Purchase of investment securities held-to-maturity                                                    (500,000)
    Purchase of investment securities available for sale                (2,499,308)     (1,647,031)     (1,500,000)
    Proceeds from maturities of investment securities held-to-maturit      500,000       2,100,000       5,787,700
    Proceeds from sale of investment securities available for sale       1,444,950                       4,003,438
    Proceeds from maturity of investment securities available for sal    1,000,000       1,000,000
    Loans purchased and originated, net of principal repayments        (11,864,109)    (19,821,593)    (19,512,697)
    Additions to furniture, equipment and leasehold improvements          (484,991)       (232,189)       (269,926)
    Costs capitalized for real estate owned                                                               (552,349)
    Proceeds on sale of real estate owned                                   50,000          40,731


          Net cash used in investing activities                        (11,853,458)    (18,560,082)    (12,543,834)


  FINANCING ACTIVITIES:

    Net increase in demand, savings and time deposits                   27,632,419       4,329,371      20,941,335
    Proceeds from issuance of common stock                                                                  50,000
    Exercise of stock warrants                                                              26,895
    Exercise of stock options                                                               19,183
    Advances of borrowed funds                                           9,000,000      10,000,000
    Repayments of borrowed funds                                       (10,000,000)                     (3,675,000)


          Net cash provided by financing activities                     26,632,419      14,375,449      17,316,335


  NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                  18,138,029      (5,166,045)      6,496,863

  CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           5,306,957      10,473,002       3,976,139


  CASH AND CASH EQUIVALENTS, END OF YEAR                              $ 23,444,986    $  5,306,957    $ 10,473,002


  SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
    Cash paid during the year for:

      Interest                                                        $  3,858,282    $  3,398,628    $  2,627,815


      Income taxes                                                    $    363,663    $    569,956    $    197,527


  SUPPLEMENTAL DISCLOSURES OF NONCASH FINANCING ACTIVITY:

    Issuance of 7.5% and 20% stock dividend in 1997 and 7.5%
     and 7% stock dividend
      in 1996 and 1995, respectively:

      Common stock                                                    $    281,413    $     67,185    $     58,599


      Capital surplus                                                 $    427,149    $    436,703    $    395,543


      Accumulated deficit                                             $   (708,562)   $   (503,888)   $   (454,142)


See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

-------------------------------------------------------------------------------


1.    ORGANIZATION AND NATURE OF OPERATIONS

      Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding company formed pursuant to Section 3 (a) (1) of the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the Commonwealth of Pennsylvania on May 31, 1988, to engage in the business of commercial banking through its wholly owned subsidiary, The Madison Bank (the "Bank"). The Bank is a commercial bank chartered under the applicable laws of the Commonwealth and is regulated under the Federal Reserve System by the Federal Reserve Bank. The Bank offers a variety of services to individuals and businesses through its offices in Blue Bell, Conshohocken, Center Square, Strafford and its fifth branch location, Lansdale, Pennsylvania, opened in 1997. The Bank commenced its operations on August 16, 1989 after receiving the necessary regulatory approval.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

      Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant of these estimates is the allowance for loan losses. Actual results could differ from those estimates.

      Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash maintained in vaults on premises of $832,167 and $991,352 and at December 31, 1997 and 1996, respectively, is sufficient to currently meet average reserve balances under federal requirements.

      Investment Securities - The Bank classifies and accounts for debt and equity securities as follows:

      o Securities Held-to-Maturity - Securities held-to-maturity are stated at cost adjusted for unamortized purchase premiums and discounts based on management's positive intent and the Bank's ability to hold such investments until maturity considering all reasonably foreseeable conditions and events. Purchase premiums and discounts are amortized to income over the life of the related security. The adjusted cost of a specific security sold is the basis for determining the gain or loss on the sale.

       o Securities Available-for-Sale - Securities available for sale, carried at approximate market or fair value, are those management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of shareholders' equity until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statement of operations and are determined using the adjusted cost of the specific security sold.

      Loans - Loans are stated at the principal amount outstanding, net of any deferred loan fees. Interest income on commercial and mortgage loans is recorded on the outstanding balance method, using actual interest rates applied to daily principal balances. Accrual of interest income on loans will cease when collectibility of interest and/or principal is uncertain. If it is determined that the collection of interest previously accrued is uncertain, the accrued interest is reversed and charged to current earnings; thereafter, income is recognized as payments are received.

      Allowance for Loan Losses - An allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risk in the loan portfolio. Allowances for loan losses are based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case, allowances for loan losses are based on fair value. Management's periodic evaluation is based upon evaluation of the portfolio, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

      The Company accounts for impairment of loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for of a Loan - Income Recognition and Disclosure. SFAS Nos. 114 and 118 require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market price, or the fair value of the collateral if the loan is collateral dependent.

      Deferred Origination Fees - Nonrefundable fees and certain direct costs associated with originating and acquiring loans are deferred. For loans held for investment, the net amount of fees and costs are amortized using a method which approximates the interest method as a yield adjustment over the life of the loan. For loans held for sale, the net amount is deferred and recognized as part of the gain or loss on the sale of the loans.

      Mortgage Loans Held for Sale - The Company originates residential mortgage loans for portfolio investment or for sale in the secondary market with servicing released to provide additional funds for lending. Loans held for sale are carried at the lower of cost or market value, determined on a net aggregate basis.

      Real Estate Owned - Real estate owned consists of one property acquired by foreclosure. The asset is carried at the lower of cost or estimated fair value less the costs to dispose. Write-downs, if any, at the time of foreclosure are charged against the allowance for loan loss. Subsequent losses in value are charged directly to operations. Costs relating to the development and improvement of real estate owned are capitalized and those relating to the holding of the properties are charged to expense.

      Furniture, Equipment and Leasehold Improvements, Net - Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method and charged to operating expenses over the estimated useful lives of the related assets. The average life for furniture and equipment is 7 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

      Income Taxes - The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Also, under SFAS No. 109, the effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      Earnings Per Share - In March 1997, the FASB issued SFAS No. 128, Earnings Per Share. The statement requires the Company to disclose both basic earnings per share and diluted earnings per share for annual and interim periods ending after December 15, 1997. Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options. The average common shares outstanding have been retroactively restated to reflect the effect of the 7.5% and 20% stock dividends issued in 1997, the 7.5% stock dividend issued in 1996 and the 7% stock dividend issued in 1995. The calculation of the weighted average shares, after giving effect to the stock split, was as follows:


                                                              1997         1996       1995

  Average common shares outstanding                         1,254,685   1,260,931   1,252,837
  Increase in shares due to options and warrants--
    diluted basis                                              86,918        --          --


  Adjusted shares outstanding - diluted                     1,341,603   1,260,931   1,252,837




      Accounting for Stock Options and Warrants - The Company accounts for stock options and warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation which allows the Company to account for compensation expense of the options and warrants using the intrinsic value method as defined in Accounting Principles Bulletin ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company is required to disclose the pro-forma net income and earnings per share, calculated using the fair value method for measuring compensation as defined in SFAS No. 123 at the grant date of options and warrants. The Company has not recognized any compensation expense under the intrinsic value method.

      Accounting Principles Issued and Not Adopted - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires an entity to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to stockholders' equity. Also in June 1997, the FASB issued SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. This statement requires an entity to disclose financial information in a manner consistent to internally used information and requires more detailed disclosures of operating and reporting segments than are currently in practice. In February 1998, the FASB issued SFAS No. 132, Employers' Disclosure About Pensions and Other Postretirement Benefits. This statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans. The adoption of these statements, which concern disclosure standards only, is not required until 1998. The adoption will not have any impact on the Company's financial position or results of operations.

      Reclassifications - Certain items in the 1995 and 1996 consolidated financial statements have been reclassified to conform with the presentation in the 1997 consolidated financial statements.

3.    INVESTMENT SECURITIES

      A summary of investment securities and their expected maturities, as well as estimated fair values at December 31, 1997 and 1996 is as follows:



                                                                                Gross          Gross
                                                                Amortized     Unrealized    Unrealized          Fair
                                                                   Cost         Gains         Losses           Value

  Securities to be held to maturity:
    December 31, 1997:

      Debt securities:

        U.S. Government and Federal Agencies                   $   500,000   $    10,156                   $   510,156
        Municipal and State Government bonds                     1,105,407         1,808                     1,107,215
                                                               -----------   -----------    -----------    -----------
  Total                                                        $ 1,605,407   $    11,964    $              $ 1,617,371
                                                               -----------   -----------    -----------    -----------
                                                               -----------   -----------    -----------    -----------
  Securities available for sale:
    December 31, 1997:

      Debt securities - U.S. Government and Federal Agencies   $ 2,999,336   $       910                   $ 3,000,246
      Equity securities:
        Federal Home Loan Bank Stock                               479,800                                     479,800
        Federal Reserve Bank Stock                                 176,400                                     176,400
                                                               -----------   -----------    -----------    -----------

  Total                                                        $ 3,655,536   $       910    $              $ 3,656,446
                                                               -----------   -----------    -----------    -----------
                                                               -----------   -----------    -----------    -----------

  Securities to be held to maturity:
    December 31, 1996:
      Debt securities:
        U.S. Government and Federal Agencies                   $ 1,000,000   $    11,719    $    (4,219)   $ 1,007,500
        Municipal and State Government bonds                     1,108,206                      (18,357)     1,089,849
                                                               -----------   -----------    -----------    -----------

  Total                                                        $ 2,108,206   $    11,719    $   (22,576)   $ 2,097,349
                                                               -----------   -----------    -----------    -----------
                                                               -----------   -----------    -----------    -----------

  Securities available for sale:
    December 31, 1996:

      Debt securities -- U.S. Government and Federal Agencies  $ 2,493,491   $       350    $   (10,835)   $ 2,483,006
      Equity securities:
        Federal Home Loan Bank Stock                               926,000                                     926,000
        Federal Reserve Bank Stock                                 176,400                                     176,400
                                                               -----------   -----------    -----------    -----------


                                                               $ 3,595,891   $       350    $   (10,835)   $ 3,585,406
                                                               -----------   -----------    -----------    -----------
                                                               -----------   -----------    -----------    -----------


      The scheduled maturities of debt securities to be held to maturity and debt securities available for sale at December 31, 1997 were as follows:



                                            Securities to be                      Securities
                                            Held to Maturity                   Available for Sale
                                ------------------------------------------------------------------------
                                    Amortized              Fair         Amortized               Fair
                                      Cost                Value            Cost                 Value

Due from 1 to 5 years           $     500,000       $   510,156        $  2,999,336         $  3,000,246
Due from 5 to 10 years              1,105,407         1,107,215
                                -------------       ------------       ------------         ------------


Total                           $   1,605,407       $  1,617,371       $  2,999,336         $  3,000,246
                                -------------       ------------       ------------         ------------
                                -------------       ------------       ------------         ------------




      Gross proceeds from the sale of investment securities available for sale in 1997 totaled $998,750, resulting in a gross gain of $575. Gross proceeds from the sale of investment securities available for sale in 1995 total $4,003,438, resulting in a gross gain of $16,309 and a gross loss of $495. There were no sales of investment securities in 1996.

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

      Loans outstanding are summarized as follows:

                                                                   December 31,
                                          ------------------------------------------------------------
                                                       1997                                  1996
Real estate mortgage loans                  $      40,594,799                        $   44,800,169
Commercial loans                                   52,722,906                            38,685,537
Consumer loans                                     10,055,470                             8,348,462
                                             ----------------                        --------------

  Total                                           103,373,175                            91,834,168
Less:
  Allowance for loan losses                         (936,974)                             (875,438)
  Deferred origination fees, net                    (255,645)                             (175,148)
                                             ----------------                        --------------


                                             $    102,180,556                        $   90,783,582
                                             ----------------                        --------------
                                             ----------------                        --------------






      The Bank grants loans to customers primarily in its local market area which consists primarily of Montgomery County, Pennsylvania. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

      At December 31, 1997, commercial loans have maturities ranging from six months to five years. Further, these loans are granted at both fixed and adjustable rates. Fixed rates range from 4.7 % to 13.0% with adjustable rates ranging from the Bank's prime rate to 3.0% in excess of prime.

      The composition of fixed and adjustable rate loans as of December 31, 1997 was as follows:


                   Fixed Rate                                               Adjustable Rate
--------------------------------------------                -------------------------------------------------
                                                            Term to Rate
Term to Maturity                  Book Value                Adjustment                          Book Value

1 month - 1 year              $   12,059,968                Less than 1 month               $   33,968,585
1 year - 3 years                  15,866,238                1 month to 1 year                    4,494,428
3 years - 5 years                 22,125,199                1 year - 3 years                       880,100
5 years - 30 years                13,953,395                3 years - 30 years                      25,262
                              --------------                                                --------------

                              $   64,004,800                                                $   39,368,375
                              --------------                                                --------------
                              --------------                                                --------------





      An analysis of the activity in the allowance for loan losses is as follows:



                                                      Year Ended December 31,
                                                  -----------------------------
                                                      1997               1996
Balance, beginning of year                         $ 875,438          $ 750,318
                                                   ---------          ---------

Provision charged to operations                      360,000            387,500
                                                   ---------          ---------
Loans charged off:
  Commercial loans                                 (295,581)          (328,100)
  Consumer loans                                     (4,283)            (6,261)
                                                   ---------          ---------

                                                   (299,864)          (334,361)
                                                   ---------          ---------

Recoveries - commercial loans                          1,400             71,981
                                                   ---------          ---------

Balance, end of year                               $ 936,974          $ 875,438
                                                   ---------          ---------
                                                   ---------          ---------




      The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 1997 and 1996, 100% of the impaired loan balance was measured for impairment based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. SFAS Nos. 114 and 118 do not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows:

      The following table summarizes impaired loan information.


                                                                       December 31,
                                                            ------------------------------
                                                                1997            1996
                                                            -------------   --------------
Impaired loans with related reserve for loan losses         $           0   $            0
  calculated under SFAS No. 114
Impaired loans with no related reserve for loan losses
  calculated under SFAS No. 114                                 1,571,209        1,037,043
                                                            -------------   --------------
Total                                                       $   1,571,209   $    1,037,043
                                                            -------------   --------------
                                                            -------------   --------------



                                                                    Year Ended
                                                                    December 31,
                                                            ----------------------------
                                                                 1997            1996
Average impaired loans                                      $   1,571,209   $   407,581
Interest income recognized on impaired loans                       71,966        43,882
Cash basis interest income recognized on impaired loans            32,382         3,161


      At December 31, 1997, all of the Bank's nonaccrual loans were considered to be impaired loans.

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

      The principal amount of nonaccrual loans at December 31, 1997 and 1996 totaled $891,852 and $735,007, respectively. Additional interest income that would have been recorded in 1997 and 1996 under the original terms of nonaccrual loans totaled approximately $81,061 and $58,656, respectively.

      Accruing loans which are contractually past due 90 days or more totaled $778,825 and $251,823 at December 31, 1997 and 1996, respectively.
      Interest due on these loans totaled $51,748 and $7,741 at December 31, 1997 and 1996, respectively.

5.    FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      A summary of furniture, equipment and leasehold improvements is as follows:


                                                       December 31,
                                              ----------------------------
                                                    1997           1996
Furniture and equipment                       $   1,289,171   $    850,047
Leasehold improvements                              360,954        315,087
                                                  ---------      ---------

  Total                                           1,650,125      1,165,134
Accumulated depreciation and amortization          (733,641)      (580,601)
                                                  ---------      ---------

                                              $     916,484   $    584,533
                                                  ---------      ---------
                                                  ---------      ---------





6.    DEPOSITS

      Interest-bearing deposits have stated rates ranging from 2.15% to 5.75% with a weighted average cost on all deposits of 5.16% at December 31, 1997 and from 2.15% to 5.69% with a weighted average cost on all deposits of 4.81% at December 31, 1996

      Time deposit accounts outstanding at December 31, 1997 and 1996 mature as follows:


                                           Year Ended December 31,
                                      -------------------------------
                                             1997             1996
Three months or less                  $   20,795,591   $   10,392,000
Three to twelve months                    31,657,409       26,035,000
Over one year                             18,829,214       12,566,877
                                      --------------   --------------

                                      $   71,282,214   $   48,993,877
                                      --------------   --------------
                                      --------------   --------------




      The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 1997 and 1996 was $34,113,040 and
      $23,344,356, respectively. Interest expense attributable to these deposits for the years ended December 31, 1997, 1996 and 1995 amounted to $1,355,577, $962,149, and $784,646, respectively. These certificates and their remaining maturities are as follows:


                                         December 31,
                                             1997

Three months or less                  $   16,629,305
Three through twelve months               13,473,700
Over 12 months                             4,010,035
                                      --------------

                                      $   34,113,040
                                      --------------
                                      --------------


7.    OTHER BORROWED MONEY

      Other borrowed money is summarized as follows:


                                                               December 31,
                                            Interest  ----------------------------
                                Due          Rate           1997            1996
FHLB repurchase agreement   January 1998     6.75 %   $   9,000,000
FHLB advance                February 1997    5.82 %                   $  5,000,000
FHLB repurchase agreement   January 1997     5.46 %                      5,000,000
                                                      -------------   ------------
                                                      $   9,000,000   $ 10,000,000
                                                      -------------   ------------
                                                      -------------   ------------



      Advances are collateralized under blanket collateral lien agreements.

8.    INCOME TAXES

      The Bank's provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                                 December 31, 1997
                                       --------------------------------------------------------------------------------------------
                                                 1997                   1996                         1995
                                          Amount    Percentage     Amount      Percentage    Amount         Percentage

  Tax at federal tax rate               $ 410,652       35.0%    $ 382,985       35.0%      $ 294,371       35.0%

  Increase (decrease) resulting from:

    Benefit of surtax exemptions          (11,733)      (1.0)      (10,943)      (1.0)         (8,411)      (1.0)
    Meals and entertainment

      disallowed                           30,051        2.6        21,188        1.9          17,072        2.0
    Tax exempt income                     (18,355)      (1.6)      (18,331)      (1.7)        (13,925)      (1.6)
    Other                                   6,198        0.5       (56,024)      (5.1)          5,296        0.6
                                        ---------       ----     ---------       ----       ---------       ----

                                        $ 416,813       35.5%    $ 318,875       29.1%      $ 294,403       35.0%
                                        ---------       ----     ---------       ----       ---------       ----
                                        ---------       ----     ---------       ----       ---------       ----


      Items that give rise to significant portions of the Company's deferred tax asset, calculated at 34%, are as follows:


                                                              December 31,
                                                         ----------------------
                                                            1997        1996
  Deferred tax assets:

    Allowance for loan losses                            $ 179,252    $ 157,723
    Deferred fees                                            8,567       10,801
    Unrealized losses on available-for-sale securities                    3,565
    Other                                                   37,793
                                                         ---------    ---------

             Subtotal                                      225,612      172,089
                                                         ---------    ---------

  Deferred tax liabilities:

    Unrealized gains on available-for-sale securities         (309)
    Other                                                                (7,920)
                                                         ---------    ---------
             Subtotal                                         (309)      (7,920)
                                                         ---------    ---------

  Net deferred tax asset                                 $ 225,303    $ 164,169
                                                         ---------    ---------
                                                         ---------    ---------


      The deferred tax asset is included in other assets on the consolidated statements of financial condition.

      The provision for income taxes for the years ended December 31, 1997, 1996 and 1995 includes the following:


                                  1997         1996         1995

  Current taxes                $ 481,821    $ 369,875    $ 358,355
  Deferred taxes                 (65,008)     (51,000)     (63,952)
                               ---------    ---------    ---------

  Total                        $ 416,813    $ 318,875    $ 294,403
                               ---------    ---------    ---------
                               ---------    ---------    ---------


9.    COMMITMENTS

      Letters of Credit and Commitments to Lend:

      In the normal course of business, the Bank had commitments to advance funds under outstanding letters of credit of $1,076,000 and $1,382,000 and unadvanced loan commitments of $12,330,000 and $13,906,000 at December 31, 1997 and 1996, respectively. The unadvanced loan commitments at December 31, 1997 and 1996 were primarily at variable rates. In addition, the Bank had commitments to sell fixed rate residential mortgages of $290,900 and $2,111,618 at December 31, 1997 and 1996, respectively. Commitments are issued in accordance with the same loan policies and underwriting standards as settled loans and represent credit risk should the borrowers fail to repay the amounts extended.

      Leasing Arrangements:

      The Company leases branch offices and certain equipment under noncancelable agreements requiring various minimum annual rentals. In addition to the minimum rents, the Company pays its pro rata share of the building's operating costs. Total operating lease expense for 1997, 1996 and 1995 was $456,489, $384,501, and $346,363, respectively.

      Future minimum lease payments under noncancelable leases are as follows:


                                                           Year Ending
                                                           December 31,
1998                                                      $     545,478
1999                                                            565,557
2000                                                            367,074
2001                                                            189,572
Thereafter                                                      386,100
                                                          -------------

Total                                                     $   2,053,781
                                                          -------------
                                                          -------------


10.   STOCK OPTION PLANS

      In 1989, the Company's shareholders adopted a Stock Incentive Plan (the "1989 Plan") providing for the issuance of qualified and non-qualified stock options to the officers and key executives of the Company. A total of 47,562 shares of common stock had been reserved for issuance pursuant to the 1989 Plan. The price at which such options were issued was determined by a special committee. The exercise price of options under the 1989 Plan has been equal to the fair market value of the Company's common stock at the date of grant. All options expire ten years after issuance.

      In 1995, the Board of Directors approved the adjustment of the exercise price to reflect stock dividends issued.

      In 1997, the Company's shareholders adopted the 1997 Stock Option Plan (the "Plan") providing for the issuance of qualified and non-qualified stock options to the officers and key executives of the Company. The purpose of the Plan is to promote the interests of the Company by providing incentives to (i) designated officers and other key employees of the Company and (ii) nonemployee members of the Company's Board of Directors, to attract and retain such persons and to encourage them to acquire or increase their proprietary interest in the Company and to maximize the Company's performance during the term of their employment or period of service with the Company. A total of 61,355 shares of common stock have been reserved for issuance pursuant to the 1997 Plan. The price at which such options may be issued is determined by a special committee. At December 31, 1997, no options have been granted under the 1997 Plan.

      The per share price of exercisable options at December 31, 1997 reflects the adjusted exercise price resulting from stock dividends.

      Transactions during each of the last three years, adjusted for stock dividends, are as follows:


                                                Exercise Price     Weighted
                                                Per Share      Average Exercise
                                     Shares      Price         Price Per Share

  January 1, 1995                    37,738   $4.94-$5.34      $   5.30
  Granted                            12,612   $5.60-$6.02      $   5.82
                                     ------


  Exercisable, December 31, 1995     50,350   $4.79-$5.34      $   5.64
                                     ------

  Exercised                           4,538   $5.13            $   5.34
                                     ------

  Exercisable, December 31, 1996     45,812   $4.79-$5.34      $   5.24
                                     ------

  Exercisable, December 31, 1997     45,812   $4.79-$5.34      $   5.24
                                     ------
                                     ------


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

      Had compensation cost for the Company's stock option plan been determined based on the fair value at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:



                                                                        1995
Net income:                            As reported                   $ 546,656
                                       Pro forma                     $ 514,536

Net income per common share:           As reported                        0.44
                                       Pro forma                          0.41



      Significant assumptions used to calculate the above fair value of the awards are as follows:


                                                                     1995

Risk free interest rates of return                               6.50%; 5.97%
Expected option life                                              120 months
Expected dividends                                                  $ 0

      There were no grants of options in 1997 or 1996.

11.   WARRANTS AUTHORIZED

      In connection with the initial offering of the Company's common stock, the Company's directors received warrants to purchase, in the aggregate, up to 70,107 shares of common stock. These offering warrants are nontransferable and expire between 1999 and 2002. The warrants had an initial exercise price of $10 per share. As a result of stock dividends issued by the Company, the exercise price was adjusted by the Board of Directors. At December 31, 1997, warrants have an exercise price of $5.34 per share. As of December 31, 1997, there were 117,563 warrants outstanding and 3,725 have been exercised. Warrants outstanding have been adjusted to reflect stock dividends.

12.   PROFIT SHARING

      Effective March 1, 1993, the Bank adopted a 401(k) profit sharing plan to provide eligible employees with additional income upon their retirement. Participants may contribute up to 15% of their annual compensation to the plan subject to Internal Revenue Service limitations. The Bank contributes an amount equal to 50% of each participant's contribution, up to 2% of their compensation. Contributions made by the Bank during the years ended December 31, 1997, 1996 and 1995 were approximately $20,313, $13,977, and
      $16,600 respectively.

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

      On January 22, 1997, the Board of Directors declared a 7.5% stock dividend payable to all holders of record of the Company's common stock as of February 5, 1997. On October 9, 1997, the Board of Directors declared a 20% stock dividend payable to all shareholders of record on October 7, 1997. Per share computations reflect the changes in the number of shares resulting from these dividends.

14.   RELATED PARTY TRANSACTIONS

      Loans to directors, officers, employees, and their affiliates and/or business interests must be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment.

      A summary of unpaid principal balances of loans outstanding to directors, officers, employees and their business interests is as follows:


                                                          December 31,
                                                    --------------------------
                                                        1997           1996
  Beginning of period                               $ 5,929,059    $ 5,594,284
  Borrowings                                            816,369      1,722,607
  Principal repayments                                 (622,327)    (1,387,832)
                                                    -----------    -----------

  End of period                                     $ 6,123,101    $ 5,929,059
                                                    -----------    -----------
                                                    -----------    -----------




      Certain directors of the Company are partners in an entity from which the Bank leases office space (Note 9). Rental payments for the office space were approximately $263,570, $256,000, and $214,000, for the years ended December 31, 1997, 1996 and 1995, respectively. In the opinion of management, all aspects of this transaction, including the lease and amendments thereto, have been negotiated on an arms-length basis and the resultant terms are no less favorable than those that could be obtained from third parties.

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


                                                      1997                    1996
                                               ---------------------------------------------
                                                           Estimated               Estimated
                                               Carrying      Fair      Carrying     Fair
                                                 Amount      Value      Amount      Value
                                                  (In Thousands)          (In Thousands)
  Assets:

    Cash and cash equivalents                  $ 23,445    $ 23,445    $  5,307    $  5,307
    Investment securities held-to-maturity        1,605       1,617       2,108       2,097
    Investment securities available for sale      3,656       3,656       3,585       3,585
    Loans, net                                  102,181     104,766      90,783      91,158
    Mortgage loans held for sale                    291         291       2,112       2,112

  Liabilities:
    Deposits:

      Noninterest-bearing deposits               16,076      16,076      14,660      14,660
      Interest-bearing deposits                   8,164       8,164       4,565       4,565
      Savings deposits                            5,270       5,270       4,571       4,571
      Money market deposits                      14,040      14,040      14,409      14,409
      Time deposits                              71,282      71,464      48,994      48,664
      Borrowed funds                              9,000       9,000      10,000      10,000


      Cash and Cash Equivalents -- For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

      Investment Securities -- For investment securities, fair values are based on quoted market prices or dealer quotes.

      Loans -- The fair value was estimated based on quoted market prices and current rates.

      Mortgage Loans Held for Sale -- The carrying amount is a reasonable estimate of fair value.

      Deposits -- The fair value of all deposit accounts except time deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using rates currently offered for deposits of similar remaining maturities.

      Borrowed Funds -- The fair value of borrowed funds is the amount payable on demand at the reporting date.

      Commitments to Extend Credit and Letters of Credit -- The majority of the Company's commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1997 and 1996. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

16.   REGULATORY MATTERS

      The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory -- and possibly additional discretionary -- actions by regulators, that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company's and the Bank's assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. The Company's and the Bank's capital amounts and classifications are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

P
      The most recent notification from the Commonwealth of Pennsylvania Department of Banking (as of June 30, 1997) categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. Due to the growth of assets, the capital ratios at December 31, 1997 do not meet the requirement to be categorized as well capitalized. At December 31, 1997, the Bank meets the requirement to be categorized as adequately capitalized. To be categorized as adequately capitalized, the Bank must maintain minimum Tier 1 Capital, Total Risk-Based Capital and Leverage Ratios as set forth in the table.

      The Bank's actual capital amounts and ratios are presented in the table below:

                                                                                        To be Considered
                                                                                        Well Capitalized
                                                                      Required for         Under Prompt
                                                                    Capital Adequacy    Corrective Action
                                                    Actual              Purposes            Provisions
                                             --------------------   -----------------   ------------------
                                               Amount      Ratio      Amount    Ratio    Amount     Ratio
At December 31, 1997:
  Tier 1 capital (to risk-weighted
     assets)                                 $   8,729      9.02%   $   3,795   4.00%   $   5,693    6.00%

  Total capital  (to risk-weighted
     assets)                                     9,666      9.98        7,749   8.00        9,685   10.00

  Tier 1 capital (to average assets)             8,729     7.17        4,870    4.00        6,087    5.00


At December 31, 1996:
  Tier 1 capital (to risk-weighted
     assets)                                 $   7,884      9.08%   $   3,332   4.00%   $   4,998    6.00%

  Total capital (to risk-weighted
    assets)                                      8,759     10.09        6,664   8.00        8,330   10.00

  Tier 1 capital (to average assets)             7,884      8.37        4,092   4.00        5,115    5.00



      The Company's Tier 1 capital (to risk-weighted assets), total capital (to risk-weighted assets) and Tier 1 capital (to average assets) ratios 9.03%, 9.99%, and 6.55% at December 31, 1997, and 9.19%, 10.20% and 7.52% at
      December 31, 1996, respectively.

17.   PARENT COMPANY FINANCIAL INFORMATION

      The financial statements of Madison Bancshares Group, Ltd. (Parent Only) as of December 31, 1997 and 1996 and for each of the three years in the period ended December 31, 1997 are presented herein.


                                                                    December 31,
                                                            ---------------------------
  BALANCE SHEETS                                                 1997          1996
    Deposits with subsidiary                                $     6,566   $    42,289
    Investment in subsidiary                                   8,731,152      7,879,815
    Other assets                                                     500            500
    Receivable from subsidiary                                                   63,110
                                                             -----------    -----------

 TOTAL                                                      $ 8,738,218    $ 7,985,714
                                                             -----------    -----------
                                                             -----------    -----------

  LIABILITIES - Accrued expenses and other liabilities      $              $    11,494
                                                             -----------    -----------

  SHAREHOLDERS' EQUITY:

    Common stock                                               1,252,773        971,360
    Capital surplus                                            7,612,835      7,185,686
    Accumulated deficit                                         (127,991)      (175,907)
    Net unrealized losses on available-for-sale securities           601         (6,919)
                                                             -----------    -----------

             Total shareholders' equity                        8,738,218      7,974,220
                                                             -----------    -----------

  TOTAL                                                     $ 8,738,218   $ 7,985,714
                                                             -----------    -----------
                                                             -----------    -----------



                                                                      Year Ended December 31,
                                                               -----------------------------------
  STATEMENTS OF OPERATIONS                                        1997         1996         1995
  Interest income                                              $     274    $     444    $   2,241
  Operating expenses                                             (87,613)    (235,224)     (58,393)
                                                               ---------    ---------    ---------

  Loss before equity in undistributed income from subsidiary     (87,339)    (234,780)     (56,152)

  Equity in undistributed income of subsidiary, Madison Bank     843,817      775,367      602,808
                                                               ---------    ---------    ---------

  NET INCOME                                                   $ 756,478    $ 540,587    $ 546,656
                                                               ---------    ---------    ---------
                                                               ---------    ---------    ---------

  STATEMENTS OF CASH FLOWS

  Operating Activities:

    Net income                                                 $ 756,478    $ 540,587    $ 546,656
    Adjustments to reconcile net income to net
      cash used in operating activities:

    Equity in undistributed income of subsidiary                (843,817)    (775,367)    (602,808)
    Decrease in accrued expenses and other liabilities           (11,494)     (15,506)     (18,068)
    Decrease (increase) in receivable from subsidiary             63,110       25,001      (15,000)
                                                               ---------    ---------    ---------

             Net cash used in operating activities               (35,723)    (225,285)     (89,220)
                                                               ---------    ---------    ---------

  Investing Activities:

    Exercise of stock options                                                  19,183
    Exercise of stock warrants                                                 26,895
    Dividend from subsidiary                                                  199,920
                                                                            ---------

             Net cash provided by investing activities                        245,998
                                                                            ---------

  Financing Activities:

    Proceeds from issuance of common stock                                                  50,000
                                                                                         ---------

             Net cash provided by financing activities                                      50,000
                                                                                         ---------

  NET INCREASE (DECREASE) IN CASH                                (35,723)      20,713      (39,220)

  CASH, BEGINNING OF YEAR                                         42,289       21,576       60,796
                                                               ---------    ---------    ---------

  CASH, END OF YEAR                                            $   6,566    $  42,289    $  21,576
                                                               ---------    ---------    ---------
                                                               ---------    ---------    ---------

18.   QUARTERLY DATA (UNAUDITED)

      The unaudited quarterly results of operations for 1997 and 1996 were as follows:


                                                                        Year Ended December 31, 1997
                                                   ---------------------------------------------------------------------
                                                     March 31     June 30    September 30    December 31        Total

  Interest income                                  $2,261,812   $2,339,168   $ 2,440,729      $2,583,354      $9,625,063
  Interest expense                                  1,009,988    1,062,554     1,094,673       1,223,881       4,391,096
                                                   ----------   ----------    ----------      ----------      ----------

  Net interest income                               1,251,824    1,276,614     1,346,056       1,359,473       5,233,967
  Provision for loan losses                            90,000       90,000        90,000          90,000         360,000
                                                   ----------   ----------    ----------      ----------      ----------

    Net                                             1,161,824    1,186,614     1,256,056       1,269,473       4,873,967

  Other noninterest income                            155,280      190,218       198,588         207,350         751,436
  Other noninterest expenses                        1,068,447    1,120,503     1,016,191       1,246,971       4,452,112
                                                   ----------   ----------    ----------      ----------      ----------

  Net income before income taxes                      248,657      256,329       438,453         229,852       1,173,291

  Provision for income taxes                           86,000       92,000       122,271         116,542         416,813
                                                   ----------   ----------    ----------      ----------      ----------

  Net income                                       $  162,657   $  164,329    $  316,182      $  113,310      $  756,478
                                                   ----------   ----------    ----------      ----------      ----------
                                                   ----------   ----------    ----------      ----------      ----------

  Per share data - Diluted earnings per share      $     0.16   $     0.16    $     0.22      $     0.16      $     0.56

                                                   ----------   ----------    ----------      ----------      ----------
                                                   ----------   ----------    ----------      ----------      ----------


                                                                         Year Ended December 31, 1996
                                                       --------------------------------------------------------------------
                                                         March 31    June 30     September 30    December 31        Total

  Interest income                                      $1,937,211   $1,959,218   $2,014,278      $2,203,084      $8,113,791
  Interest expense                                        839,125      801,971      863,348         941,996       3,446,440
                                                       ----------   ----------   ----------      ----------      ----------

  Net interest income                                   1,098,086    1,157,247    1,150,930       1,261,088       4,667,351

  Provision for loan losses                                90,000      127,500       80,000          90,000         387,500
                                                       ----------   ----------   ----------      ----------      ----------


    Net                                                 1,008,086    1,029,747    1,070,930       1,171,088       4,279,851


  Other noninterest income                                100,737      110,813      129,401         148,002         488,953

  Other noninterest expenses                              870,822      970,172      964,956       1,103,392       3,909,342
                                                       ----------   ----------   ----------      ----------      ----------

  Net income before income taxes                          238,001      170,388       235,375        215,698         859,462


  Provision for income taxes                               79,060      103,415       80,665          55,735         318,875
                                                       ----------   ----------   ----------      ----------      ----------

  Net income                                           $  158,941   $   66,973   $  154,710      $  159,963      $  540,587
                                                       ----------   ----------   ----------      ----------      ----------
                                                       ----------   ----------   ----------      ----------      ----------

  Per share data - Diluted earnings per share          $     0.13   $     0.06   $     0.13      $     0.12      $     0.43
                                                       ----------   ----------   ----------      ----------      ----------
                                                       ----------   ----------   ----------      ----------      ----------





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

                                     ******

ITEM 8--Changes in and Disagreements With Accountants on
        Accounting and Financial Disclosure

    Not applicable.

                                    PART III

ITEM 9--Directors and Executive Officers, Promoters and COntrol
        Persons; Compliance With Section 16(a) of the Exchange Act

    The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1998 annual meeting of Shareholders presently scheduled for May 19, 1998.

ITEM 10--Executive Compensation

    The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1998 annual meeting of the shareholders presently scheduled for May 19, 1998.

ITEM 11--Security Ownership of Certain Beneficial Owners and
         Management

    The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1998 annual meeting of the shareholders presently scheduled for May 19, 1998.

ITEM 12--Certain Relationships and Related Transactions

    The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1998 annual meeting of the shareholders presently scheduled for May 19, 1998.

ITEM 13--Exhibits and Reports on Form 8-K

    (a) Exhibits:

    The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B for an annual report on Form 10KSB)

                                                                                                        Page Number in
  Exhibit                                                                                                 Sequential
  Number                                          Description                                          Numbering System
-----------  --------------------------------------------------------------------------------------  ---------------------
       3(a)  Amended and Restated Articles of Incorporation of the Company*.......................              N/A

       3(b)  Amended and Restated Bylaws of the Company**.........................................              N/A

       4(c)  Form of Warrant of the Company***....................................................              N/A

      10(a)  Lease Agreement, dated February 20, 1989, by and between Madison Bancshares Group,
             Ltd. and Blue Bell Office Campus Associates****......................................              N/A

      10(b)  Madison Bancshares Group, Ltd. 1997 Stock Option Plan*****...........................              N/A

        21   Subsidiaries of the Registrant.......................................................

        27   Financial Data Schedule


------------------------

* Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.

** Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.

*** Incorporated by reference from Exhibit No. 4 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.

**** Incorporated by reference from Exhibit No. 10(d) to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.

***** Incorporated by reference from Exhibit A to the Company's 1997 Proxy Statement, dated April 18, 1997.

        All other schedules and exhibits are omitted because they are not applicable or the required information is set out in the financial statements or the notes thereto.

    (b) Reports on Form 8-K:

    On October 21, 1997, the Company filed a current report on Form 8-K regarding the issuance of a 20% stock dividend.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      MADISON BANCSHARES GROUP, LTD.

                                      By: /s/ Peter DePaul
                                          --------------------------
                                          Chairman of the Board


                                      By: /s/ Vito A. DeLisi
                                          --------------------------
                                          Vito A. DeLisi, President


                                      By: /s/ E. Cheryl Hinkle
                                          --------------------------
                                          E. Cheryl Hinkle
                                          Assistant Secretary and Treasurer
                                          (Principal Accounting and Financial
                                          Officer)


                            ------------------------

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.


March 20, 1998                            /s/ Gary E. Daniels
                                          -----------------------------
                                          Gary E. Daniels, Director


March 20, 1998                            /s/ Vito A. DeLisi
                                          -----------------------------
                                          Vito A. DeLisi, President
                                          and Director


March 20, 1998                            /s/ Peter DePaul
                                          -----------------------------
                                          Peter DePaul
                                          Chairman of the Board


March 20, 1998                            /s/ Philip E. Hughes, Jr.
                                          -----------------------------
                                          Philip E. Hughes, Jr.
                                          Director and Vice Chairman of
                                          the Board


March 20, 1998                            /s/ Frank R. Iacobucci
                                          -----------------------------
                                          Frank R. Iacobucci, Director


March 20, 1998                            /s/ Arnold M. Katz
                                          -----------------------------
                                          Arnold M. Katz, Director

March 20, 1998                            /s/ Lorraine C. King
                                          -----------------------------
                                          Lorraine C. King, Director


March 20, 1998                            /s/ Kathleen A. Kucer
                                          -----------------------------
                                          Kathleen A. Kucer, Director


March 20, 1998                            /s/ Michael O'Donoghue
                                          -----------------------------
                                          Michael O'Donoghue, Director


March 20, 1998                            /s/ Donald J. Reape
                                          -----------------------------
                                          Donald J. Reape, Director


March 20, 1998                            /s/ Alan T. Schiffman
                                          -----------------------------
                                          Alan T. Schiffman, Director


March 20, 1998                            /s/ Blaine W. Scott Blaine
                                          -----------------------------
                                          W. Scott, Director