Form 10QSB
period 1998-03-31
MADISON BANCSHARES GROUP LTD
filed 1998-05-15
CIK 846809

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended: March 31, 1998

Commission file number 0-17539

                       MADISON BANCSHARES GROUP, LTD.
       (Exact Name of Small Business Issue as Specified In Its Charter)


              Pennsylvania                             23-2512079
   (State or other jurisdiction of       (IRS Employer Identification Number)
    incorporation or organization)

1767 Sentry Parkway West, Blue Bell, PA                   19422
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

    1,252,773 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of May 11, 1998.

                                     PART 1

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

    Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended March 31, 1998 and 1997. The Bank commenced operations in August, 1989.

    CAPITAL RESOURCES

    The total shares of common stock outstanding on March 31, 1998 were 1,252,773 as compared to 1,044,033 at March 31, 1997. In October, 1997, a
    20% stock dividend was declared, resulting in the issuance of 208,710 shares of common stock. The book value per share of the Company's common stock at December 31, 1997 was $6.98 and at March 31, 1998 was $7.13 per share, as adjusted for stock dividends.

    The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and compares the Bank's actual ratios at March 31, 1998 and December 31, 1997, respectively, each of which exceeded the levels required for a bank to be classified "adequately capitalized" under applicable regulatory guidelines.

                                                                                       REGULATORY       ACTUAL       ACTUAL
RATIO                                                                                    MINIMUM       12/31/97      3/31/98
-----------------------------------------------------------------------------------  ---------------  -----------  -----------
Qualifying Total Capital to
Risk Weighted Assets...............................................................           8.0%          9.98%       10.01%
Tier 1 Capital, net of intangibles to Risk Weighted Assets.........................           4.0%          9.02%        9.09%
Tier 1 Leverage Ratio of Capital to Total Adjusted Average Assets..................           4.0%          7.17%        7.12%

    The Company's capital-to-assets ratio was 6.55% at of December 31, 1997 as compared to 7.12% at of March 31, 1998. The increase was due to borrowed funds being repaid which caused assets to decrease in the interim. Management anticipates that the capital-to-assets ratio will decline in future periods as the Company's assets continue to grow. For the quarter ended March 31,1998, the Company's average return on equity was 8.52% and its return on average assets was .58%. The Company's average return on equity as of December 31, 1997 was 9.05%; and its return on average assets was .67%.

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

    At March 31, 1998, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $2,500. If rates fell 200 basis points, monthly revenues a year from now would increase approximately $38,300 and a rise in rates by 200 basis points would represent a monthly loss in revenues of approximately $26,200, due to the current negative gap position of the Company.

    Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

    RESULTS OF OPERATIONS

    As of March 31, 1998, the Company held deposits aggregating $115,257,268, which reflects an increase over deposits of $114,832,410 held at December 31, 1997. Of the $115,257,268 deposits held at March 31, 1998,
    $17,108,935, or approximately 15%, were non-interest bearing deposits. Total deposit accounts numbered 7,924 at March 31, 1998. As of the same date, outstanding loans receivable in connection with loans made to 1,470 loan accounts totaled approximately $105,789,559 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding for the periods ended March 31, 1998 and December 31, 1997, respectively.

    DEPOSIT LIABILITIES

                                              MARCH 31, 1998              DECEMBER 31, 1997
                                        ---------------------------  ---------------------------
                                                           % OF                         % OF
TYPE OF ACCOUNT                            BALANCE       PORTFOLIO      BALANCE       PORTFOLIO
--------------------------------------  --------------  -----------  --------------  -----------
Non-Interest bearing (1)..............      17,108,935          15%      16,076,381          14%
Interest bearing (2)..................       8,986,134           8        8,164,080           7
Money Market (3)......................      13,954,031          12       14,039,724          12
Savings (4)...........................       6,117,646           5        5,270,011           5
CD's Under 100M (5)...................      36,187,970          31       37,169,174          32
CD's Over 100M (6)....................      32,902,552          29       34,113,040          30
                                        --------------  -----------  --------------  -----------
Totals................................  $  115,257,268         100%  $  114,832,410         100%
                                        --------------  -----------  --------------  -----------
                                        --------------  -----------  --------------  -----------

    [GRAPHIC]

    LOANS OUTSTANDING

                                                  MARCH 31, 1998              DECEMBER 31, 1997
                                            ---------------------------  ---------------------------
                                                               % OF                         % OF
TYPE OF ACCOUNT                                BALANCE       PORTFOLIO      BALANCE       PORTFOLIO
------------------------------------------  --------------  -----------  --------------  -----------
Real Estate Loans, Mortgages(1)...........  $   41,674,032          39%  $   40,594,799          39%
Commercial Loans (2)......................      55,157,416          51       52,722,906          51
Consumer Loans (3)........................       8,958,111           8       10,055,470          10
Residential Loans Held for
  Sale (4)................................       1,641,534           2          290,900           0
                                            --------------  -----------  --------------  -----------
Totals....................................  $  107,431,093         100%  $  103,664,075         100%
                                            --------------  -----------  --------------  -----------
                                            --------------  -----------  --------------  -----------

    [GRAPHIC]

    The primary source of earnings for Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank") is net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings.

    The graph below sets forth the Company's interest income and interest expense growth for the period from March 31, 1997 through March 31, 1998:

    [GRAPHIC depicting the following plot points]

                    Mar         Apr         May         Jun         Jul          Aug          Sep          Oct          Nov
                 ----------  ----------  ----------  ----------  ----------  -----------  -----------  -----------  -----------
Net Int Inc       456,337     405,450     424,446     433,135      461,143     442,652      427,027      435,543      429,595
Tot Non Int Exp   396,187     390,023     392,118     387,757      425,032     368,816      373,509      404,996      383,485

                     Dec          Jan          Feb          Mar
                 -----------  -----------  -----------  -----------
Net Int Inc       477,973       446,001      418,580      480,967
Tot Non Int Exp   407,048       426,613      446,676      436,117


    For the three months ended March 31, 1998, the Company's net income was $188,030 or $.15 per share, as compared to net income of $162,657 or $.13 per share during the three month period ended March 31, 1997. The increase was attributable to asset growth of the Company, specifically loan growth.

    The Company's net interest income, after provision for loan losses, for the quarters ended March 31, 1998 and March 31, 1997 were $1,294,981 and $1,161,824, respectively. Total interest income was $2,633,727 for the quarter ended March 31, 1998, as compared to $2,261,812 for the quarter ended March 31, 1997. Interest paid on deposits and borrowings increased to $1,218,746 from $1,009,988 during the corresponding quarter of 1998.

    The increase in interest income primarily was due to growth in loans as the graph below depicts.

    [GRAPH depicting the following plot points]

             Mar         Apr         May         Jun         Jul          Aug          Sep          Oct          Nov
          ----------  ----------  ----------  ----------  ----------  -----------  -----------  -----------  -----------
Loans     94,457,476  96,862,758  97,412,972  98,310,105  97,986,829  99,292,381   101,325,890  102,090,826  102,792,195
Deposits  90,644,847  91,201,811  94,789,470  95,503,948  95,617,568  95,591,742   108,443,328  108,929,544  112,753,001

              Dec          Jan          Feb          Mar
          -----------  -----------  -----------  -----------
Loans     103,664,075  103,041,472  104,417,919  107,431,093
Deposits  114,839,825  119,220,649  116,291,775  115,256,564


    As of December 31, 1997 the Company had $936,974 in its allowance for loan losses representing .92% of outstanding loans receivable. During the first quarter of 1998, the Company added $120,000 to the reserve representing .87% of outstanding loans receivable. There were $149,621 of loans charged off against the reserve in the first quarter and there were no recoveries. The allowance for loan loss reserve is $907,353 as of March 31, 1998. The principal amount of non-accrual loans at March 31, 1998 totaled $1,375,809 as compared to $891,852 as of December 31, 1997. A substantial portion of the non-accrual loans are partially or fully secured and in the process of collection. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

    Other real estate owned at March 31, 1998 totaled $466,097. This represents one property in Bryn Mawr, Pennsylvania in connection with which the Bank has entered into a lease purchase agreement. The Bank continues to receive a monthly rental fee and an installment payment of $50,000 is due on or before May 31, 1998. The property is in good condition and continues to be properly maintained.

    From the quarter ended March 31, 1998, non-interest expenses were $1,266,111 as compared to $1,068,447 during the first quarter of 1997, a 19% increase. Of this amount, $653,291, or approximately 52%, was attributable to salary and related employee benefits as compared to $551,616, or 52%, during the first quarter of 1997. The increase was primarily due to increased staffing to accommodate the Company's growth and its new branch at Rhawn and Verree Roads in Northeast Philadelphia to be opened June, 1998.

    Interest expense of $1,218,746 represented 46% of gross interest income for the three months ended March 31, 1998. Interest expense increased by 21% over the same period in 1997. Even though the average cost of funds increased from 4.81% at March 31, 1997 to 4.89% at March 31, 1998, the increase in interest expense rose due to interest bearing liabilities increasing from an average of $84 million in 1997 to an average of $99.5 million in 1998, an average increase of 18%.

    Occupancy expenses of $192,632 accounted for 15% of total non-interest expenses in the first quarter of 1998 as compared to $167,277, or 16%, during the first quarter of 1997. This 15% increase was due to expenses incurred to open new branches.

    Equipment expenses of $61,059 for the quarter ended March 31, 1998 represented an increase of $4,166 from $56,893 for the first quarter of 1997. The increase was a result of additional maintenance contracts on certain of the Bank's equipment and additional equipment leases for branch expansion and employee growth.

    Other operating expenses comprised primarily of advertising, business development expenses, professional fees, data processing fees, printing and supplies and Pennsylvania Shares Tax payments, during the quarter ended March 31, 1998 were $359,129, or approximately 28% of total non-interest expenses. During the first quarter of 1997 other operating expenses were $292,661 or approximately 27% of total expenses.

    Income tax expense of $72,244 was provided for the quarter ended March 31, 1998. Income tax expense for the quarter ended March 31, 1997 was $86,000. The slight decrease in income tax expense is due to income tax calculation timing differences.

    Interest income on investment securities relates primarily to interest on U.S. Government Obligations and municipal bonds. Interest income of $59,939 for the quarter ended March 31, 1998, decreased 8% from $65,249 for the quarter ended March 31, 1997. The decrease is a direct result of the change in investments of short term funds as opposed to investment securities.

    Interest income on other securities is comprised primarily of dividends from investments of Federal Home Loan Stock. First quarter 1998 was $10,336 as compared to $17,133 first quarter 1997. The 40% decrease was due to decreased investment in Federal Home Loan Bank Stock.

    Interest income on temporary investments represents Federal Funds sold.
    At March 31, 1998, interest income on Federal Funds sold was $134,758, as compared to $23,657 at March 31, 1997, a 470% increase. The increase was a direct result of the change in the Company's liquidity position through deposit growth.

    Total interest and fees on loans at March 31, 1998 was $2,428,694 compared to $2,155,773 at March 31, 1997, representing a 13% increase. The Company experienced a 14% average loan growth while the yield on the portfolio increased from 9.49% to 9.56%. The static rates from March, 1997 to March, 1998 had insignificant impact on earnings.

    RECENT DEVELOPMENTS

    The Company is pursuing the development of its own mortgage banking operation. Accordingly, the Company is entering into a 42 month lease to occupy 1,811 square feet of space on second floor of its main headquarters to start up a mortgage subsidiary.

                           PART II--OTHER INFORMATION

ITEMS 1 THROUGH 5

    Not Applicable.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits Filed

                                                            PAGE NUMBER IN
EXHIBIT NUMBER                                       SEQUENTIAL NUMBERING SYSTEM
-------------------  --------------------------------------------------------------------------------------------
             3       Amended and Restated Articles of Incorporation, as amended, and Amended and Restated Bylaws
                     of the Issuer                                                                                         *
            27       Financial Data Schedule                                                                          --

------------------------

* Incorporated by reference from the Issuer's Registration Statement on Form S-1 No. 33-27146

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Madison Bancshares Group, Ltd.



                                       ------------------------------------
                                       Vito A. DeLisi
                                       President




                                       ------------------------------------
                                       E. Cheryl Hinkle
                                       Vice President

Date Executed: May 14, 1998

                                    ANNEX A

                 MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                     ASSETS

                                                                                 (UNAUDITED)
                                                                                MARCH 31, 1998  DECEMBER 31, 1997
                                                                                --------------  -----------------
Cash and Cash Equivalents:
  Cash and amounts due from banks.............................................  $    6,599,135   $     3,944,986
  Federal funds sold..........................................................       5,500,000        19,500,000
                                                                                --------------  -----------------
    Total cash and cash equivalents...........................................      12,099,135        23,444,986

Investment Securities:
  Held to maturity (fair value--1998 $1,616,310; 1997 $1,617,371).............       1,604,690         1,605,407
  Available for sale (amortized cost 1998 $2,655,586; 1997 $3,655,536)........       2,658,232         3,656,446

Loans (Net of allowance for loan losses--1998 $907,353; 1997 $936,974)........     104,632,427       102,180,556
Mortgage loans held for sale..................................................       1,641,534           290,900
Real Estate Owned.............................................................         466,097           465,312
Furniture, Equipment and Leasehold Improvements...............................       1,025,891           916,484
Accrued interest receivable...................................................         847,490           706,448
Other Assets..................................................................         246,103           240,274
                                                                                --------------  -----------------
TOTAL.........................................................................  $  125,221,599   $   133,506,813
                                                                                --------------  -----------------
                                                                                --------------  -----------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
  Noninterest-bearing demand deposits.........................................  $   17,108,935   $    16,076,381
  Interest-bearing demand deposits............................................       8,986,134         8,164,080
  Savings deposits............................................................       6,117,646         5,270,011
  Money market deposits.......................................................      13,954,031        14,039,724
  Time deposits...............................................................      69,090,522        71,282,214
                                                                                --------------  -----------------
    Total Deposits............................................................     115,257,268       114,832,410

Borrowed Funds................................................................                         9,000,000

Accrued Interest Payable......................................................       1,016,808           838,513

Accrued Expenses and Other Liabilities........................................          20,130            97,672
                                                                                --------------  -----------------
    Total Liabilities.........................................................     116,294,206       124,768,595
                                                                                --------------  -----------------
Commitments
Shareholders Equity:
  Preferred stock, $5 par value--authorized 5,000,000
    shares; issued and outstanding, 0 shares.
    Common stock, $1 par value--authorized 20,000,000
    shares; issued and outstanding, 1,252,773 shares..........................       1,252,773         1,252,773
  Capital surplus.............................................................       7,612,835         7,612,835
  Retained earnings (deficit).................................................          60,039          (127,991)
  Net unrealized gain on available for sale securities........................           1,746               601
                                                                                --------------  -----------------
    Total shareholders' equity................................................       8,927,393         8,738,218
                                                                                --------------  -----------------
TOTAL.........................................................................  $  125,221,599   $   133,506,813
                                                                                --------------  -----------------
                                                                                --------------  -----------------

                SEE NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTH ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                                                            1998          1997
                                                                                        ------------  ------------
Interest income:
  Interest and fees on loans..........................................................  $  2,428,694  $  2,155,773
  Interest and dividends on investment securities:
    US Government obligations.........................................................        47,764        53,045
    Municipal bonds...................................................................        12,175        12,204
    Other securities..................................................................        10,336        17,133
    Interest on temporary investments.................................................       134,758        23,657
                                                                                        ------------  ------------
                                                                                           2,633,727     2,261,812
                                                                                        ------------  ------------
Interest expense:
  Interest on:
    Demand deposits...................................................................        47,902        25,924
    Savings and money market deposits.................................................       153,919       144,038
    Time deposits.....................................................................     1,015,237       715,340
    Federal Funds Purchased...........................................................         1,688       124,686
                                                                                        ------------  ------------
                                                                                           1,218,746     1,009,988
                                                                                        ------------  ------------
Net interest income before provision for loan losses..................................     1,414,981     1,251,824
Provision for loan losses.............................................................       120,000        90,000
                                                                                        ------------  ------------
Net interest income after provision for loan losses...................................     1,294,981     1,161,824

Other noninterest income:
  Gain on sale of mortgage loans......................................................         4,296        37,401
  Service charges on deposit accounts.................................................       194,485        96,501
  Other...............................................................................        32,623        21,378
                                                                                        ------------  ------------
    Total noninterest income..........................................................       231,404       155,280
                                                                                        ------------  ------------
Other noninterest expenses:
  Salary and employee benefits........................................................       653,291       551,616
  Occupancy...........................................................................       192,632       167,277
  Equipment...........................................................................        61,059        56,893
  Computer processing.................................................................        72,219        59,418
  Deposit insurance...................................................................         4,181         2,000
  Legal...............................................................................        21,416         6,050
  Professional fees...................................................................        15,364        17,205
  Business development................................................................        44,609        32,437
  Office and stationary supplies......................................................        27,516        31,619
  Director fees.......................................................................        34,750        30,100
  Advertising.........................................................................        13,345        23,151
  Other operating.....................................................................       125,729        90,681
                                                                                        ------------  ------------
    Total noninterest expenses........................................................     1,266,111     1,068,447
                                                                                        ------------  ------------
Income before income taxes............................................................       260,274       248,657

Provision for income taxes............................................................        72,244        86,000
                                                                                        ------------  ------------
Net income............................................................................  $    188,030  $    162,657
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic earnings per share..............................................................  $       0.15  $       0.13
                                                                                        ------------  ------------
Diluted earnings per share............................................................  $       0.14  $       0.16
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Basic weighted average number of shares...............................................     1,252,773     1,252,773
                                                                                        ------------  ------------
                                                                                        ------------  ------------
Diluted weighted average number of shares.............................................     1,353,269     1,016,606
                                                                                        ------------  ------------
                                                                                        ------------  ------------

                 MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                  (Unaudited)

                                                                                           1998          1997
                                                                                       -------------  -----------
Operating activities:
  Net income.........................................................................  $     188,030      162,657
  Adjustments for non-cash items included in net income:
    Depreciation and amortization....................................................         45,096       39,415
    Provision for loan losses........................................................        120,000       90,000
    Net amortization of bond premium/discount........................................             76        1,849
    Amortization of deferred fees & costs, net.......................................         (5,866)     (18,313)
    Gain on sale of mortgages held for sale..........................................         (4,296)     (23,151)
  Changes in assets and liabilities which provided (used) cash:
    Mortgage loans held for resale...................................................     (1,346,338)   1,430,279
    Interest receivable..............................................................       (141,042)     (40,159)
    Other assets.....................................................................         (5,829)    (221,559)
    Accrued interest payable.........................................................        178,295      109,833
    Accrued expenses and other liabilities...........................................        (77,543)     (37,401)
                                                                                       -------------  -----------
Net cash provided by (used in) operating activities..................................     (1,049,417)   1,493,450
                                                                                       -------------  -----------
Investing activities:
  Proceeds from sale of investment securities available for sale.....................      1,000,000       78,500
  Proceeds from maturity of investment securities....................................              0            0
  Net change in loans to customers...................................................     (2,566,790)  (1,882,691)
  Purchase of furniture, equipment and leasehold improvements........................       (154,503)      (7,875)
  Proceeds on sale of real estate owned..............................................              0        2,000
                                                                                       -------------  -----------
Net cash used in investing activities................................................     (1,721,293)  (1,810,066)
                                                                                       -------------  -----------
Financing activities:
  Increase in demand, savings and time deposits......................................        424,859    3,435,696
  Repayment of borrowed funds........................................................     (9,000,000)
                                                                                       -------------  -----------
Net cash provided by (used in) financing activities..................................     (8,575,141)   3,435,696
                                                                                       -------------  -----------
Net increase (decrease) in cash and cash equivalents.................................    (11,345,851)   3,119,080

Cash and cash equivalents, beginning of year.........................................     23,444,986    5,306,957
                                                                                       -------------  -----------
Cash and cash equivalents, end of period.............................................  $  12,099,135  $ 8,426,037
                                                                                       -------------  -----------
                                                                                       -------------  -----------
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest.........................................................................  $   1,040,451  $   900,153
                                                                                       -------------  -----------
                                                                                       -------------  -----------
    Income taxes.....................................................................  $           0  $   125,000
                                                                                       -------------  -----------
                                                                                       -------------  -----------
Supplemental disclosures of noncash investing activities
  Unrealized gain (loss) on available for sale securities............................  $       1,746  $   (10,827)
                                                                                       -------------  -----------
                                                                                       -------------  -----------

                 See notes to consolidated financial statements

                MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                MARCH 31, 1998

1.  BASIS OF PRESENTATION:

    The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which in the opinion of management are necessary for fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 1998 (the Company) are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.  PRINCIPLES OF CONSOLIDATION:

    The consolidated financial statements include the accounts of Madison Bancshares Group, Ltd. (the Company) and its wholly owned subsidiary, The Madison Bank (the Bank). All material intercompany balances and transactions have been eliminated.

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

4.  EARNINGS PER SHARE:

    Basic earnings per share is based on the weighted average number of common shares outstanding, while diluted earnings per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options or stock warrants. Per share computations reflect changes in the number of shares resulting from stock dividends.

5.  COMPREHENSIVE INCOME:

    The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to stockholders' equity. Total comprehensive income for the three month periods ended March 31, 1998 and 1997 amounted to $189,175 and $158,749, respectively.
                                       12