Form 10QSB
period 1998-06-30
MADISON BANCSHARES GROUP LTD
filed 1998-08-18
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 1998


Commission file number        0-17539
                              -------

                         MADISON BANCSHARES GROUP, LTD.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

          Pennsylvania                                         23-2512079
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

         1767 Sentry Parkway West, Blue Bell, PA                19422
-------------------------------------------------             ---------
       (Address of principal executive offices)               (Zip Code)

                                 (215) 641-1111
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
                                       N/A
 (Former name, former address and former fiscal year, if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X NO
                                       --    --
     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     1,554,788 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of August 7, 1998.

                                     PART 1

ITEM 1   - FINANCIAL STATEMENTS
------   ----------------------

              SEE ANNEX A

ITEM 2        - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
------        ---------------------------------------------------
              CONDITION AND RESULTS OF OPERATIONS
              -----------------------------------

              This report contains "forward-looking" statements. Madison Bancshares Group, Ltd. is including this statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of changes in capital-to-assets ratio, (b) statements of plans and objectives of the Company or its management or Board of Directors, (c) statements of future economic performance and
              (d) statements of assumptions underlying other statements and statements about the Company or its business. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include: (i) the ability of the Company to implement its growth strategy and manage growth; (ii) the adequacy of allowances for loan losses and possible continued growth in delinquency ratios; (iii) the effect of the Company's comparatively high operating expenses and high efficiency ratios; (iv) credit risks related to operating activities; (v) possible adverse effect of failure to resolve "millenium bug" or "year 2000" issues; (vi) reliance on existing management personnel; and (vii) risks relating to federal and state government regulation.

              Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended June 30, 1998 and 1997, respectively. The Bank commenced operations in August, 1989.

              CAPITAL RESOURCES

              The total number of shares of common stock outstanding on June 30, 1998 was 1,554,788 as compared to 1,252,773 at December 31, 1997.
              On June 17, 1998, 259,040 shares of common stock were issued pursuant to a 20% stock dividend declared on May 19, 1998. During the second quarter of 1998 42,975 shares of common stock were issued in conjunction with the exercise of options. The book value per share of the Company's common stock at December 31, 1997 was $5.62 and $5.88 per share at June 30, 1998, as adjusted for the stock dividend.

              During the six month period, January 1, 1998 to June 30, 1998, the Company's total assets decreased by approximately $3,900,000 or approximately 3% to $129,627,399, due to the Bank repaying its borrowings.

              The chart below depicts various capital ratios applicable to state chartered Federal Reserve member banks and compares the Bank's actual ratios at June 30, 1998 and December 31, 1997, respectively, each of which exceeded the levels required for a bank to be classified as "well-capitalized".



                                                    Regulatory          Actual           Actual
              Ratio                                 Minimum           12/31/97           6/30/98

              Qualifying Total Capital to
              Risk Weighted Assets                     8.0%                9.98%            9.71%

              Tier 1 Capital, net of intangibles
              to Risk Weighted Assets                  4.0%                9.02%            8.73%

              Tier 1 Leverage Ratio of Capital to
              Total Adjusted Average Assets            4.0%                7.17%            7.55%


              The Company's capital-to-assets ratio increased from 6.55% as of December 31, 1997 to 7.05% as of June 30, 1998. The increase in the capital-to-assets ratio for the six months and quarter ended June 30, 1998, was attributable to the repayment of borrowed funds, thereby decreasing cash and assets. Management anticipates that its capital-to-assets ratio will decline in future periods as the Company's core assets continue to grow. The Company's average return on equity for the year ended December 31, 1997, was 9.05%; and its return on average assets was .67%. For the six month period ended June 30, 1998, the Company's average return on equity was 3.93% and its return on average assets was .27%. The decrease in the Company's return on average equity and average assets is directly attributable to the costs associated with the commencing of the Company's mortgage lending business and the opening of its sixth branch (see discussion in "Results of Operations").

              LIQUIDITY

              The Bank's liquidity, represented by cash and cash equivalents, is a product of its cash flows from operation. The Bank's primary sources of funds are deposits, borrowings, amortization and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products consistent with the conservative operating philosophy of its management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement. At June 30, 1998, the Bank had no outstanding advances.

              The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing certificates of deposits and savings withdrawals and expenses related to general operations of the Bank. At June 30, 1998, the total approved loan commitments outstanding amounted to approximately $3 million. At the same date, commitments under unused lines of credit and the unadvanced portion of commercial credit line amounted to approximately $5,200,000. Certificates of deposit scheduled to mature in one year or less at June 30, 1998 totaled $58,326,000. Investment securities totaled $3,809,071 at June 30, 1998, of which $1,031,682 are scheduled to mature or reprice in one year or less. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

              Management attempts to structure the Balance Sheet to provide for repricing of assets and liabilities in approximately equal amounts. In the opinion of the Company's management, the effect of any future inflation, reflected in a higher costs of funds environment, would be minimal since the Bank has the ability to quickly increase yields on its interest earning assets (primarily short term investments and commercial loans) through the matching of funds.

              At June 30, 1998, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $15,300 or 3.10% annually. If rates fell 200 basis points, monthly revenues would increase approximately $27,900 or 5.65% annually and a rise in rates by 200 basis points would represent a monthly increase in revenues of approximately $300 or .06% annually. Management believes that any impact will not be significant.


              ANALYSIS OF FINANCIAL CONDITION

              As of June 30, 1998, the Company held deposits aggregating $119,316,407, representing an increase of approximately 3.9% from deposits of $114,832,410 held at December 31, 1997. Of the deposits held at June 30, 1998, $19,124,772, or approximately 16%, were non-interest bearing deposits. At June 30, 1998 total deposit accounts numbered 8,741 and outstanding loans receivable in connection with loans made to 1,458 loan accounts totaled approximately $107,835,803 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding as of June 30, 1998 and December 31, 1997, respectively.


              Deposit Liabilities
                                                         June 30, 1998            December 31, 1997
                                                                     % of                         % of
              Type of Account                      Balance       Portfolio      Balance        Portfolio
              ---------------                      -------       ---------      --------       ---------

              Non-Interest bearing (1)                 19,124,772     16%           16,076,381     14%
              Interest bearing (2)                      9,136,775      8             8,164,080      7
              Money Market (3)                         15,499,741     13            14,039,724     12
              Savings (4)                               7,168,001      6             5,270,011      5
              CD's Under 100M (5)                      26,432,318     22            32,244,281     28
              CD's Over 100M (6)                       41,954,800     35            39,037,933     34
                                                   --------------    ------     --------------    ---

              Totals                                 $119,316,407    100%       $114,832,410      100%
                                                     ------------    ---        ------------      ---
                                                     ------------    ---        ------------      ---



                         [graph]             [graph]


              Loans Outstanding


                                                        June 30, 1998             December 31, 1997
                                                                     % of                        % of
              Type of Account                      Balance       Portfolio      Balance        Portfolio
              ---------------                      -------       ---------      -------        ---------

              Real Estate Loans, Mortgages(1)        $ 39,772,908       37%     $40,594,799         39%
              Commercial Loans (2)                     58,643,840       54       52,722,906         51
              Consumer Loans (3)                        8,987,112        8       10,055,470          1
              Residential Loans Held for
                Sale (4)                                  434,595        1          290,900          0
                                                    ---------------  ------    --------------    -----

              Totals                                 $107,838,455      100%    $103,664,075        100%
                                                    ---------------  ------    --------------    -----
                                                    ---------------  ------    --------------    -----


                         [graph]             [graph]















              RESULTS OF OPERATIONS

              For the six months ended June 30, 1998, the Company had net income of $175,719, or $.12 per share, as compared to net income of $326,986 or $.22 per share during the six months ended June 30, 1997. For the quarter ended June 30, 1998, the Company had a loss of ($12,311) or ($.01) per share as compared to net income of $164,329, or $.11 per share for the quarter ended June 30, 1997. The decrease in net income from the quarter and six months ended June 30, 1998 was primarily attributable to expenses relating to the opening of the Bank's Mortgage Department and the opening of the Bank's sixth branch.


              Analysis of  Net Interest Income

              Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

              The graph below sets forth the Bank's interest income and interest expense growth for the period from June 30, 1997, through June 30, 1998:



[In the printed version appears a graph depicting the following plot points]


              June        Jul       Aug       Sep       Oct       Nov       Dec       Jan      Feb        Mar
Net int Inc.       433,135   461,143   461,652   427,027   435,543   429,595   477,973   446,001   418,580   455,459
Tot Non Int Exp    387,757   426,032   368,616   373,509   404,996   383,485   407,048   426,613   446,676   436,117


Apr       May       Jun
   422,425   463,853   464,190
   451,809   484,300   563,549



              The Company's net interest income, after provision for loan losses was $2,595,478 and $2,348,438 for the six months ended June 30, 1998 and June 30, 1997, respectively. Interest income was $5,229,878 for the six months ended June 30, 1998, as compared to $4,600,980 for the six months ended June 30, 1997. For the quarters ended June 30, 1998 and 1997, the Company's interest income was $2,596,151 and $2,339,168, respectively. Interest expense on deposits and borrowed funds increased from $2,072,542 for the six months ended June 30, 1997, to $2,404,400 for the six months ended June 30, 1998, a 16% increase.

              Interest income on investment securities relates primarily to interest on U.S. Government Obligations and Municipal Bonds. Interest income on the securities for the six months ended June 30, 1998 was $109,439 as compared to $124,002 for the six months ended June 30, 1997. For the quarter ended June 30, 1998, interest income on investment securities was $49,500 as compared to $58,753 at June 30, 1997. The slight decrease resulted in called Agency Bonds. The funds were placed in Federal Funds sold to be utilized for loan funding.

              Interest income on other securities is comprised primarily of Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. For the six months and quarter ended June 30, 1998, the dividend amounts were $21,510 and $11,174 as compared to $30,853 and $13,720 for the six months and quarter ended June 30, 1997. This decrease was due to a decrease of Federal Home Loan Bank borrowings, thereby reducing the amount of required Federal Home Loan Stock the bank had to hold in order to comply with regulatory guidelines.

              Interest income on temporary investments represents federal funds sold. For the six months and quarter ended June 30, 1998, interest income on federal funds sold was $229,022 and $94,264 as compared to $52,856 and $29,199 for the six months and quarter ended June 30, 1997. The increase in interest income on federal funds sold is attributable to management employing more secondary earning assets in overnight investments for purposes of loan funding.

              Total interest and fees on loans as of June 30, 1998 was $4,869,907 as compared to $4,393,269 for the six months ended June 30, 1997. For the quarter ended June 30, 1998 interest and fees on loans was $2,441,213 as compared to $2,237,496 for the quarter ended June 30, 1997. The Bank experienced minimal loan growth while the yield on the portfolio remained constant during this same period.

              The increase in interest income was due primarily to growth in loans. The increase in interest expense was due to growth in deposits, as the graph below depicts. Interest expense for the six months ended June 30, 1998 represented 46% of gross interest income or $2,404,400, as compared to $2,072,542 or 45% for the six months ended June 30, 1997. For the three months ended June 30, 1998, interest expense was $1,185,654 as compared to $1,062,554 for the three months ended June 30, 1997.


[In the printed version appears a graph depicting the following plot points]


      June          Jul          Aug          Sep           Oct           Nov           Dec           Jan          Feb
Loans     98,310,704   97,986,629   99,292,381   101,325,891   102,090,826   102,792,196   103,664,075   103,041,472   104,417,919
Deposits  95,503,949   95,617,568   96,591,742   108,443,328   108,929,554   112,753,001   114,838,976   119,220,649   116,291,775


Mar           Apr           May          Jun
   107,431,093   106,098,394   107,107,469   107,835,803
   115,256,664   115,380,730   115,075,313   119,491,311



              Provision for loan losses

              For the six and three months ended June 30, 1998, the Bank added to its provision for loan losses $230,000 and $110,000, respectively. During the six and three months ended June 30, 1997, the Bank added $180,000 and $90,000 to its provision for loan losses, respectively.

              As of December 31, 1997, the Bank had $936,974 in its allowance for loan losses, representing .92% of outstanding loans receivable. During the first six months ended June 30, 1998 the Bank added $230,000 to the reserve. Loans charged off against the reserve during second quarter of 1998 amounted to $150,000. There were recoveries to previously charged off loans during the six months ended June 30, 1998 of $8,269. The allowance for loan loss reserve was $1,025,243 at June 30, 1998, representing .95% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

              Other real estate owned at June 30, 1998 totaled $466,097. This represents one property in Bryn Mawr, Pennsylvania in connection with which the Bank has entered into a lease purchase agreement. The Bank receives a monthly rental fee.


              Non-Interest Income

              Other income of $444,993 for the six months ended June 30, 1998, was primarily comprised of service charges on deposit accounts and gains on sales of mortgage loans in the secondary market. During the same period in 1997, other income totaled $345,498. The increase was due to refinancings of mortgage loans and growth in service charges and ATM fees on deposit accounts. For the quarter ended June 30, 1998, other income increased to $213,589 from $190,218 for the quarter ended June 30, 1997, primarily due to growth in service charges on deposit accounts.


              Non-Interest Expense

              During the six months ended June 30, 1998, non-interest expense was $2,766,508 as compared to $2,188,950 during the same period in 1997. Of this amount, $1,349,616, or approximately 49%, was attributable to salary and related employee benefits as compared to $1,113,360 or approximately 51% during the first six months of 1997. For the quarter ended June 30, 1998, non-interest expense totaled $1,500,397 as compared to $1,120,503 during the same quarter of 1997, an increase of 34%. Salary and employee related benefits expense was $696,325 for the quarter ended June 30, 1998 as compared to $561,744 in the same period in 1997, a 24% increase. The increase in salary and related expenses was due to increased staffing for branch expansion and the establishment of the Bank's mortgage department.

              Combined occupancy and equipment expenses for the six months ended June 30, 1998 were $533,565 as compared to $458,277, a 16%
              increase, during the same period in 1997. For the quarter ended June 30, 1998, occupancy and equipment expenses were $279,874 as compared to $234,107 for the quarter ended June 30, 1997. The increase was due to annual increases in rent expenses, the lease of additional space at the Bank's main office for the Mortgage Department and the addition of 2 new branches since June 30, 1997.

              For the six months ended June 30, 1998, computer expense totaled $157,280 as compared to $122,062 for the six months ended June 30, 1997. For the quarter ended June 30, 1998, computer expense totaled $85,061 as compared to $62,644 for the quarter ended June 30, 1997. The increase in computer expense is a result of the increased account and item processing volumes that the Bank has experienced.

              For the six months ended June 30, 1998, legal expense totaled $53,086 as compared to $14,924 for the six months ended June 30, 1997, a 255% increase. For the quarter ended June 30, 1998 legal expenses totaled $31,670 as compared to $8,874 for the quarter ended June 30, 1997. Legal expense increased due to loan and collection expenses related to the non-accrual loans and certain collection related expenses that the Company incurred.

              For the six months ended June 30, 1998 professional fees totaled $41,639 as compared to $34,000 for the six months ended June 30, 1997. For the quarter ended June 30, 1998 professional fees totaled $26,275 as compared to $16,795 for the quarter ended June 30, 1997. Professional fees increased over 1997 comparatives due to Year 2000 expenses and Bank management contracting external loan review services.

              For the six months ended June 30, 1998, business development expenses totaled $95,214 as compared to $78,344 for the six months ended June 30, 1997. For the quarter ended June 30, 1998, business development expenses totaled $50,605 as compared to $45,907 for the quarter ended June 30, 1997. The increased expense was directly attributed to a higher level of community involvement and sales promotions in connection with branch expansion.

              For the six months ended June 30, 1998, stationary and supplies expense was $79,496 as compared to $85,624 for the six months ended June 30, 1997. For the quarter ended June 30, 1998, supplies expense was $51,980 as compared to $54,005 for the quarter ended June 30, 1997. Supplies expense decreased due to the Bank utilizing certain supplies in stock while undergoing a bankwide computer conversion. This decreased expense is not anticipated in the future operations of the Bank and was merely a timing difference in the re-order of ongoing supplies due to the computer conversion. As the Bank's assets and volume grow, this expense will increase.

              For the six months ended June 30, 1998, other operating expenses totaled $340,047, or approximately 12% of total other expenses, as compared to $189,123, or 9%, during the same period in 1997. For the quarter ended June 30, 1998, these expenses totaled $214,318 as compared to $98,442 for the quarter ended June 30, 1997. Other operating expenses were comprised primarily of business promotional materials, telephone, fidelity insurance premium, shares and loan taxes, ATM expenses, accounting fees, loan expenses, and other nominal miscellaneous expenses, as well as the contra expenses related to FASB 91 costs on loan origination. The increase in other operating expenses are primarily attributable to offsetting fees related to loan originations decreasing in excess of $50,000, ATM expenses increasing by approximately $22,000, telephone expense increases of approximately

              $15,000, accounting fees increasing by approximately $10,000 and loans expense increasing by approximately $10,000. Other expenses increased marginally to the rate of growth and volume of the Bank.

              Income tax expense for the six months and quarter ended June 30, 1998 was $98,244 and $26,000 as compared to $178,000 and $92,000 for the six months and quarter ended June 30, 1997. The tax provision decreased 45% due to the decreased net income of the Bank.

              YEAR 2000 MATTERS

              The "Year 2000" issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a system failure or miscalculations causing disruptions or operations, including, among other things, a temporary inability to process transactions and engage in similar normal business activities.

              The Company has undertaken a comprehensive upgrade of its computer systems for Year 2000 compliance which included the completion in June, 1998 of a conversion of the Bank's computer systems to systems that meet Year 2000 requirements. Testing is planned for the third and fourth quarters of 1998 to ensure year 2000 readiness. The Company is currently on schedule with its year 2000 efforts and plans to continue to allocate appropriate resources to ensure company-wide compliance.

              The total cost of the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modifiation and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based upon current information, the Company continues to believe that its Year 2000 expenditures for 1998 will be approximately $50,000.

              The Company cannot assure that its vendors and customers will take appropriate measures to upgrade their systems to ensure Year 2000 readiness. Failure by such vendors and customers to complete such upgrades on a timely basis could have material effect on the Company's financial condition and results of operations.

              RECENT DEVELOPMENTS

              The Company opened its own mortgage department which commenced operations on May 11, 1998.

              The Company opened its sixth branch, located at the intersections of Rhawn and Verree streets, Northeast Philadelphia, on June 2, 1998.

              On July 13, 1998, Madison Capital Trust I, a Delaware business trust established by the Company (the "Trust"), sold $5,000,000 in liquidation amount of 9.00% Capital Securities, representing preferred beneficial interest in the assets of the Trust, to seven institutional accredited investors in a private offering exempt from registration under Regulation D under the Securities Act of 1933. (See "Changes in Securities", Item 2, contained in Part II of this report.)

              On May 19, 1998, the Company's Board of Directors declared a 20% stock dividend, payable June 17, 1998 to shareholders of record as of June 3, 1998.

                           PART II - OTHER INFORMATION
                           ---------------------------


ITEM 1  LEGAL PROCEEDINGS
------  -----------------

              None.

ITEM 2  CHANGES IN SECURITIES
------  ---------------------

              On July 13, 1998, Madison Capital Trust I, a Delaware business trust established by the Company (the "Trust"), sold $5,000,000 in liquidation amount of 9.00% Capital Securities, representing preferred beneficial interest in the assets of the Trust, to seven institutional accredited investors in a private offering exempt from registration under Regulation D under the Securities Act of 1933. Hopper Soliday & Co., Inc. received a fee of $150,000 for its services as placement agent in the transaction. The Trust contemporaneously sold $150,000 in liquidation amount of Common Securities of the Trust to the Company. The Trust used the proceeds of the offering of the Capital Securities and the Common Securities to purchase a 9.00% junior subordinated deferrable interest debenture issued by the Company in the principal amount of $5,150,000 (the "Debenture"). The Trust will pay semi-annual distributions to the holders of capital securities in amounts equal to the interest payments made by the Company with respect to the Debentures. The obligations of the Trust to pay distributions on the Capital Securities and the Common Securities have been fully and unconditionally guaranteed by the Company, to the extent that the Trust as funds available for distribution. The first distribution will be payable by the Trust on December 31, 1998.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES
------  -------------------------------

              None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------   ---------------------------------------------------

              (a) On May 19, 1998 the Company held its Annual Meeting of Shareholders. As of the record date the total number of votes eligible to cast at the Annual Meeting was 1,252,773. The following proposals were presented for a vote by the company's stockholders:

                    PROPOSAL I - Election of Three (3) Class III Directors.

                    PROPOSAL II - Ratification of the Appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1998 fiscal year.

              (b) At the Company's Annual Meeting, all nominees were re-elected to a three year term.



(c) PROPOSAL I. ELECTION OF DIRECTORS. Three directors were nominated by the Company to stand for re-election to the Board. As set forth below each of the Company's nominees were re-elected.


     Name of Nominee                   Votes For               Votes Withheld              Abstain
     ---------------                   ---------               --------------              -------

     Vito A. DeLisi                    913,180                      12                       0

     Donald J. Reape                   913,180                      12                       0

     Francis R. Iacobucci, Sr.         913,180                      12                       0



PROPOSAL II. RATIFICATION OF DELOITTE & TOUCHE LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE 1998 FISCAL YEAR.


Votes For                                   Votes Withheld                              Abstain
---------                                   --------------                              -------

913,180                                              12                                      0



ITEM 5        OTHER INFORMATION
------        -----------------

              Notice Relating to Shareholder Proposals under Rule 14a-4

              A shareholder of the Company may wish to have a proposal presented at the 1999 Annual Meeting of Shareholders, but not have such proposal included in the Company's proxy statement and form of proxy relating to that meeting. If notice of any such proposal is not received by the Company at the address appearing on the first page of this Report by March 5, 1999 then such proposal shall be deemed "untimely" for purposes of Rule 14a-4(c) promulgated under the Exchange Act and, therefore, the Company will have the right to exercise discretionary voting authority with respect to such proposal.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
------   --------------------------------

              (a)  Exhibits Filed

                                                                     Page Number in
Exhibit Number                                                 Sequential Numbering System
--------------                                                 ---------------------------


     3             Amended and Restated Articles                         *
                   of Incorporation, as amended, and
                   Amended and Restated Bylaws of
                   the Issuer

     10             (1)  Amended and Restated Declaration                ----
                         of Trust of Madison Capital Trust I
                         dated July 13, 1998.
                    (2)  Indenture between Madison Bancshares
                         Group, Ltd. and Christiana Bank and
                         Trust Company, as Trustee, dated
                         July 13, 1998.
                    (3)  Capital Securities Guarantee between Madison
                         Bancshares Group, Ltd. and Christiana Bank
                         and Trust Company, as Trustee, dated
                         July 13, 1998.

     27            Financial Data Schedule                               ----


              (b)   Reports on Form 8-K
                    On May 28, 1998, the Company filed a Current Report on Form
                    8-K reporting the declaration of a 20% stock dividend by the Company's Board of Directors, payable June 17, 1998 to shareholders of record as of June 3, 1998.

-------------------
* Incorporated by reference from the Issuer's Registration Statement on Form S-1 No. 33-27146

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                 Madison Bancshares Group, Ltd.




                                 ------------------------------
                                 Vito A. DeLisi
                                 Executive Vice President


                                 ------------------------------
                                 E. Cheryl Hinkle
                                 Vice President




Date Executed:  August 12, 1998

                                     ANNEX A
                                     -------

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS

                                                      June 30, 1998           December 31, 1997
                                                      -------------           -----------------
Cash and Cash Equivalents:
  Cash and amounts due from banks               $       5,609,298       $       3,944,986
  Federal funds sold                                   10,380,000              19,500,000
                                                  ---------------     -------------------
      Total cash and cash equivalents                  15,989,298              23,444,986

Investment Securities:
  Held to maturity (market value - 1998
$1,614,365; 1997 $1,617,371)                            1,603,965               1,605,407
  Available for sale (amortized cost
   1998 $2,203,135; 1997 $3,655,536)                    2,205,106               3,656,446
Loans (Net of allowance for loan losses -
  1998, $1,025,243; 1997, $936,974)                   106,110,047             102,180,556

Mortgage loans held for sale                              434,595         290,900

Real Estate Owned                                         466,097         465,312
Furniture, Equipment and Leasehold Improvements         1,520,078               916,484
Accrued interest receivable                               904,471         706,448

Other Assets                                              393,742         240,274
                                                  ---------------     -------------------

TOTAL                                             $   129,627,399     $       133,506,813
                                                  ---------------     -------------------
                                                  ---------------     -------------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
  Noninterest-bearing demand deposits             $    19,124,772      $       16,076,381
  Interest-bearing demand deposits                      9,136,775               8,164,080
  Savings deposits                                      7,168,001               5,270,011
  Money market deposits                                15,499,741              14,039,724
  Time deposits                                        68,387,118              71,282,214
                                                       ----------              ----------
      Total Deposits                                  119,316,407             114,832,410

Borrowed Funds                                                  0               9,000,000

Accrued Interest Payable                                1,103,698                 838,513

Accrued Expenses and Other Liabilities                     63,462                  97,672
                                                  ---------------     -------------------
      Total Liabilities                               120,483,567             124,768,595
                                                  ---------------     -------------------
Commitments
Shareholders Equity:
  Preferred stock, $5 par value - authorized
  5,000,000 shares; issued and outstanding,
  0 shares. Common stock, $1 par value -
  authorized 20,000,000 shares; issued and
  outstanding, 1998, 1,554,788 shares;
   1997, 1,252,733 shares                               1,554,788               1,252,773
  Capital surplus                                       7,539,791               7,612,835
  Retained earnings (deficit)                              47,728                (127,991)
  Net unrealized losses on available for sale
   securities                                               1,525                     601
                                                  ---------------     -------------------
      Total shareholders' equity                        9,143,832               8,738,218
                                                  ---------------     -------------------
TOTAL                                             $   129,627,399      $      133,506,813
                                                  ---------------     -------------------
                                                  ---------------     -------------------

                 See notes to consolidated financial statements




                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)

                                                                         Three Months Ended                      Six Months Ended
                                                                         ------------------                      ----------------
                                                                      1998            1997                    1998            1997
                                                                      ----            ----                    ----            ----

Interest income:
  Interest and fees on loans                              $       2,441,213     $ 2,237,496       $       4,869,907      $ 4,393,269
  Interest and dividends on investment securities:
    US Government obligations                                        37,332          46,557                  85,096           99,602
    Municipal bonds                                                  12,168          12,196                  24,343           24,400
    Other securities                                                 11,174          13,720                  21,510           30,853
    Interest on temporary investments                                94,264          29,199                 229,022           52,856
                                                          -----------------     -----------       -----------------      -----------
                                                                  2,596,151       2,339,168               5,229,878        4,600,980
                                                          -----------------     -----------       -----------------      -----------
Interest expense:
  Interest on:
    Demand deposits                                                  45,141          28,421                  93,043           54,345
    Savings and money market deposits                               162,475         151,059                 316,394          295,097
    Time deposits                                                   978,038         750,913               1,993,275        1,466,253
    Federal Funds Purchased                                               0         132,161                   1,688          256,847
                                                          -----------------     -----------       -----------------      -----------
                                                                  1,185,654       1,062,554               2,404,400        2,072,542
                                                          -----------------     -----------       -----------------      -----------
Net interest income before provision for loan losses              1,410,497       1,276,614               2,825,478        2,528,438
Provision for loan losses                                           110,000          90,000                 230,000          180,000
                                                          -----------------     -----------       -----------------      -----------
Net interest income after provision for loan losses               1,300,497       1,186,614               2,595,478        2,348,438
                                                          -----------------     -----------       -----------------      -----------
Other noninterest income:
  Gain on sale of mortgage loans                                     12,484          11,942                  16,780           49,343
  Service charges on deposit accounts                               168,786         161,047                 363,271          257,548
  Other                                                              32,319          17,229                  64,942           38,607
                                                          -----------------     -----------       -----------------      -----------
      Total noninterest income                                      213,589         190,218                 444,993          345,498
                                                          -----------------     -----------       -----------------      -----------
Other noninterest expenses:
  Salary and employee benefits                                      696,325         561,744               1,349,616        1,113,360
  Occupancy                                                         208,616         176,147                 401,248          343,424
  Equipment                                                          71,258          57,960                 132,317          114,853
  Computer processing                                                85,061          62,644                 157,280          122,062
  Deposit insurance                                                   2,613           4,368                   6,794            6,368
  Legal                                                              31,670           8,874                  53,086           14,924
  Professional fees                                                  26,275          16,795                  41,639           34,000
  Business development                                               50,605          45,907                  95,214           78,344
  Office and stationary supplies                                     51,980          54,005                  79,496           85,624
  Director Fees                                                      50,625          27,800                  85,375           57,900
  Advertising                                                        11,051           5,817                  24,396           28,968
  Other operating                                                   214,318          98,442                 340,047          189,123
                                                          -----------------     -----------       -----------------      -----------
      Total other noninterest expenses                            1,500,397       1,120,503               2,766,508        2,188,950
                                                          -----------------     -----------       -----------------      -----------
Income before income taxes                                           13,689         256,329                 273,963          504,986

Provision for income taxes                                           26,000          92,000                  98,244          178,000
                                                          -----------------     -----------       -----------------      -----------
Net income (loss)                                         $         (12,311)    $   164,329       $         175,719      $   326,986
                                                          -----------------     -----------       -----------------      -----------
                                                          -----------------     -----------       -----------------      -----------
Net income (loss) per share - basic                       $           (0.01)    $      0.11       $            0.12      $      0.22
                                                          -----------------     -----------       -----------------      -----------
                                                          -----------------     -----------       -----------------      -----------
Net income (loss) per share - diluted                     $           (0.01)    $      0.10       $            0.11      $      0.20
                                                          -----------------     -----------       -----------------      -----------
                                                          -----------------     -----------       -----------------      -----------
Weighted average number of shares - basic                         1,540,860       1,504,853               1,522,956        1,504,853
                                                          -----------------     -----------       -----------------      -----------
                                                          -----------------     -----------       -----------------      -----------
Weighted average number of shares - diluted                       1,639,303       1,617,423               1,622,247        1,619,144
                                                          -----------------     -----------       -----------------      -----------
                                                          -----------------     -----------       -----------------      -----------





                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


                                                                 1998            1997
                                                                 ----            ----
OPERATING ACTIVITIES:
  Net income                                                $   175,719         326,986
  Adjustments for non-cash items included in
    net income:
    Depreciation and amortization                                97,641          71,399
    Provision for loan losses                                   230,000         180,000
    Net amortization of bond premium/discount                     1,206           (2,683)
    Amortization of deferred fees & costs, net                   12,925          (55,801)
    Gain on sale of mortgage notes                              (16,780)         (49,343)
  Changes in assets and liabilities which provided
    (used) cash:
      Mortgage loans held for resale                            307,680         1,094,434
      Interest receivable                                      (198,023)          (30,984)
      Other assets                                             (153,468)          (93,487)
      Accrued interest payable                                  265,185           256,000
      Accrued expenses and other liabilities                    (34,211)          (57,271)
                                                            -----------         -----------
Net cash provided by operating activities                       687,874         1,639,250
                                                            -----------         -----------
INVESTING ACTIVITIES:
  Proceeds from sale of investment securities
   available for sale                                         1,000,000           129,300
  Proceeds from maturity of investment securities
   available for sale                                           500,000           500,000
  Purchase of investment securities                             (47,500)
  Net change in loans to customers                           (4,607,011)       (5,397,904)
  Purchase of furniture, equipment and leasehold
    improvements                                               (701,235)          (34,422)
  Additions to real estate owned                                   (785)            2,500
                                                            -----------         -----------
Net cash used in investing activities                        (3,856,531)       (4,800,526)
                                                            -----------         -----------

FINANCING ACTIVITIES:
  Increase in demand, savings and
    time deposits                                             4,483,998         8,285,475
  Decrease in borrowed funds                                 (9,000,000)         (600,000)
  Exercise of stock warrants                                    228,971                 0
                                                            -----------         -----------
Net cash provided (used in) financing activities             (4,287,031)        7,685,475
                                                            -----------         -----------

Net increase (decrease) in cash and cash equivalents         (7,455,688)        4,524,199

Cash and cash equivalents, beginning of period               23,444,986         5,306,957
                                                            -----------         -----------

Cash and cash equivalents, end of period                    $15,989,298        $9,831,156
                                                            -----------         -----------
                                                            -----------         -----------

Supplemental disclosures of cash flow information:
    Interest paid                                           $ 2,139,215        $1,816,542
                                                            -----------         -----------
                                                            -----------         -----------

    Taxes paid                                              $   172,000        $  275,000
                                                            -----------         -----------
                                                            -----------         -----------

Supplemental disclosures of noncash investing activities
  Unrealized loss (gain) on available for sale securities   $       924        $   (3,838)
                                                            -----------         -----------
                                                            -----------         -----------


                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998




1.        Basis of presentation:

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which in the opinion of management are necessary for fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the six month period ended June 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

2.       Principles of consolidation:

         The consolidated financial statements include the accounts of Madison Bancshares Group, Ltd. (the Company) and its wholly owned subsidiary, The Madison Bank (the Bank). All material intercompany balances and transactions have been eliminated.

3.       Stock dividends:

         On May 19, 1998, the Board of Directors declared a stock dividend in the amount of twenty percent (20%), payable in shares of the Company's common stock. Such dividend was payable on or about June 17, 1998 to holders of the Company's shares of common stock on June 3, 1998. No fractional shares were issued in connection with such dividend. Per share computations reflect the changes in the number of shares resulting from these dividends.

4.       Net Income Per Share:

         Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options and stock warrants.

5.       Comprehensive Income:

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity. Comprehensive income
         (loss) for the three and six month periods ended June 30, 1998 was $(12,532) and $176,643, respectively and $171,318 and $330,067, respectively, for the three and six month periods ended June 30, 1997.

6.       Accounting Pronouncement Issued:

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133, established accounting and reporting standards for derivative instruments, including certain derivative instruments

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1998



6.       Accounting Pronouncement Issued (Continued):


         embedded in other contracts, (collectively referred to as derivatives) and for hedging activities. Management has not completed an analysis of the potential impact, if any, the adoption of SFAS No. 133 will have on the Company's financial position or results of operations.