Form 10-Q
period 1998-09-30
MADISON BANCSHARES GROUP LTD
filed 1998-11-23
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 1998


Commission file number        0-17539


                         MADISON BANCSHARES GROUP, LTD.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

       Pennsylvania                                              23-2512079
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

         1767 Sentry Parkway West, Blue Bell, PA                      19422
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

                                    YES X NO / /

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     1,562,018 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of November 10, 1998.

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

              Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended September 30, 1998 and 1997. The Bank commenced operations in August, 1989.

              CAPITAL RESOURCES

              The total number of shares of common stock outstanding on September 30, 1998 was 1,556,051 as compared to 1,252,773 at December 31, 1997. On June 17, 1998, 259,040 shares of common stock were issued pursuant to a 20% stock dividend declared on May 19, 1998. During the second quarter of 1998, 42,975 shares of common stock were issued in conjunction with the exercise of options. During the third quarter of 1998, an additional 1,263 shares were issued in conjunction with the exercise of options. The book value per share of the Company's common stock at December 31, 1997 was $5.82 and $5.99 per share at September 30, 1998, as adjusted for the stock dividend.

              During the nine month period, January 1, 1998 to September 30, 1998, the Company's total assets decreased by $233,847 or approximately .18% to $133,272,966, due to the Bank repaying its borrowings.

              The chart below depicts various capital ratios applicable to state chartered Federal Reserve member banks and compares the Bank's actual ratios at September 30, 1998 and December 31, 1997, respectively, each of which exceeded the levels required for a bank to be classified as "well-capitalized".


                                                    Regulatory        Actual           Actual
              Ratio                                 Minimum           12/31/97           9/30/98

              Qualifying Total Capital to
              Risk Weighted Assets                     8.0%                9.98%           10.70%

              Tier 1 Capital, net of intangibles
              to Risk Weighted Assets                  4.0%                9.02%            8.53%

              Tier 1 Leverage Ratio of Capital to
              Total Adjusted Average Assets            4.0%                7.17%            9.08%


              The Company's capital-to-assets ratio increased from 6.55% as of December 31, 1997 to 6.99% as of September 30, 1998. The increase in the capital-to-assets ratio for the nine months ended September 30, 1998, was attributable to the repayment of borrowed funds, thereby decreasing cash and assets. Management anticipates that its capital-to-assets ratio will decline in future periods as the Company's core assets continue to grow. The Company's average return on equity for the year ended December 31, 1997, was 9.05%; and its return on average assets was .67%. For the nine month period ended September 30, 1998, the Company's average return on equity was 4.98% and its return on average assets was .34%. The decrease in the Company's return on average equity and average assets is directly attributable to the costs associated with the commencing of the Company's mortgage lending business as well as the ongoing operations of its six branch locations.

              LIQUIDITY

              The Bank's liquidity, represented by cash and cash equivalents, is a product of its cash flows from operation. The Bank's primary sources of funds are deposits, borrowings, amortization and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products consistent with the conservative operating philosophy of its management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement. At September 30, 1998, the Bank had no outstanding advances.

              The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing certificates of deposits and savings withdrawals and expenses related to general operations of the Bank. At September 30, 1998, commitments under unused lines of credit and the unadvanced portion of commercial credit lines amounted to approximately $13,000,000. Certificates of deposit scheduled to mature in one year or less at September 30, 1998 totaled $58,585,048. Investment securities totaled

              $3,817,402 at September 30, 1998, of which $1,540,627 are
              scheduled to mature or reprice in one year or less. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

              At September 30, 1998, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $6,900 or 1.37% annually. If rates fell 200 basis points, monthly revenues would increase approximately $30,100 or 5.94% annually and a rise in rates by 200 basis points would represent a monthly decrease in revenues of approximately $19,100 or 3.76% annually. Management believes that any impact will not be significant.


              ANALYSIS OF FINANCIAL CONDITION

              As of September 30, 1998, the Company held deposits aggregating $117,896,355, representing an increase of approximately 2.7% from deposits of $114,832,410 held at December 31, 1997. Of the deposits held at September 30, 1998, $19,377,410, or approximately 16%, were non-interest bearing deposits. At September 30, 1998 total deposit accounts numbered 9,202 and outstanding loans receivable in connection with loans made to 1,608 loan accounts totaled approximately $117,594,647 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding as of September 30, 1998 and December 31, 1997, respectively.


              Deposit Liabilities
                                                     September 30, 1998           December 31, 1997
                                                                     % of                         % of
              Type of Account                      Balance       Portfolio      Balance        Portfolio
              ---------------                      -------       ---------      -------        ---------

              Non-Interest bearing (1)                 19,377,410     16%           16,076,381     14%
              Interest bearing (2)                      9,121,973      8             8,164,080      7
              Money Market (3)                         14,575,649     12            14,039,724     12
              Savings (4)                               7,042,166      7             5,270,011      5
              CD's Under 100M (5)                      37,008,514     31            32,244,281     28
              CD's Over 100M (6)                       30,770,643     26            39,037,933     34
                                                   --------------    ------     --------------    ---
              Totals                                 $117,896,355    100%         $114,832,410      100%
                                                   --------------    ------     --------------    ---
                                                   --------------    ------     --------------    ---

[OBJECT OMITTED]

              Loans Outstanding


                                                      September 30, 1998            December 31, 1997
                                                   ----------------------       ------------------------
                                                                     % of                        % of
              Type of Account                      Balance       Portfolio      Balance        Portfolio
                                                   -------       ---------      -------        ---------

              Real Estate Loans, Mortgages(1)        $ 34,972,717      30%      $40,594,799         39%
              Commercial Loans (2)                     66,283,769      56        52,722,906         51
              Consumer Loans (3)                        9,313,223       8        10,055,470          1
              Residential Loans Held for
                Sale (4)                                7,024,938       6          290,900           0
                                                     ---------------  ------    --------------    -----

              Totals                                 $117,594,647     100%      $103,664,075       100%
                                                     ---------------  ------    --------------    -----
                                                     ---------------  ------    --------------    -----


[OBJECT OMITTED]



              RESULTS OF OPERATIONS

              For the nine months ended September 30, 1998, the Company had net income of $336,885, or $.22 per share, as compared to net income of $553,168 or $.37 per share during the nine months ended September 30, 1997. For the quarter ended September 30, 1998, the Company had a net income of $161,166 or $.10 per share as compared to net income of $226,182, or $.15 per share for the quarter ended September 30, 1997. The decrease in net income from the quarter and nine months ended September 30, 1998 was primarily attributable to the impact of expenses relating to the opening of the Bank's Mortgage Department and the ongoing operations of the Bank's six branch locations.


              Analysis of  Net Interest Income

              Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

              The graph below sets forth the Bank's interest income and interest expense growth for the period from September 30, 1997, through September 30, 1998:

[OBJECT OMITTED]


              The Company's net interest income, after provision for loan losses was $4,127,131 and $3,604,494 for the nine months ended September 30, 1998 and September 30, 1997, respectively. Interest income was $8,094,452 for the nine months ended September 30, 1998, as compared to $7,041,709 for the nine months ended September 30, 1997. For the quarters ended September 30, 1998 and 1997, the Company's interest income was $2,864,574 and $2,440,729, respectively. Interest expense on deposits and borrowed funds increased from $3,167,215 for the nine months ended September 30, 1997, to $3,647,321 for the nine months ended September 30, 1998, a 15% increase. These increases are due to growth in interest bearing deposits.

              Interest income on investment securities relates primarily to interest on U.S. Government Obligations and Municipal Bonds. Interest income on the investment securities for the nine months ended September 30, 1998 was $152,231 as compared to $182,278 for the nine months ended September 30, 1997. For the quarter ended September 30, 1998, interest income on investment securities was $42,792 as compared to $58,276 at September 30, 1997. The slight decrease resulted in called Agency Bonds. The funds were placed in Federal Funds sold to be utilized for loan funding.

              Interest income on other securities is comprised primarily of Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. For the nine months and quarter ended September 30, 1998, the dividend amounts were $32,796 and $11,286, respectively, as compared to $43,116 and $12,263 for the nine months and quarter ended September 30, 1997, respectively. This decrease was due to a decrease of Federal Home Loan Bank borrowings, thereby reducing the amount of required Federal Home Loan Bank Stock the bank had to hold in order to comply with regulatory guidelines.

              Interest income on temporary investments represents federal funds sold. For the nine months and quarter ended September 30, 1998, interest income on federal funds sold was $303,593 and $74,571 as compared to $85,835 and $32,979 for the nine months and quarter ended September 30, 1997. The increase in interest income on federal funds sold is attributable to management employing more secondary earning assets in overnight investments for purposes of loan funding.

              Total interest and fees on loans as of September 30, 1998 was $7,605,832 as compared to $6,730,480 for the nine months ended September 30, 1997. For the quarter ended September 30, 1998 interest and fees on loans was $2,735,925 as compared to $2,337,211 for the quarter ended September 30, 1997. The Bank experienced a 16% loan growth while the yield on the portfolio remained constant during this same period.

              The increase in interest income was due primarily to growth in loans. The increase in interest expense was due to growth in deposits, as the graph below depicts. Interest expense for the nine months ended September 30, 1998 represented 44% of gross interest income or $3,647,321, as compared to $3,167,215 or 45% for the nine months ended September 30, 1997. For the three months ended September 30, 1998, interest expense was $1,242,921 as compared to $1,094,673 for the three months ended September 30, 1997.

[OBJECT OMITTED]



              Provision for Loan Losses

              For the nine and three months ended September 30, 1998, the Bank added to its provision for loan losses $320,000 and $90,000, respectively. During the nine and three months ended September 30, 1997, the Bank added $270,000 and $90,000 to its provision for loan losses, respectively.

              As of December 31, 1997, the Bank had $936,974 in its allowance for loan losses, representing .91% of outstanding loans receivable. During the nine months ended September 30, 1998 the Bank added $320,000 to the reserve. Loans charged off against the reserve during the nine months ended September 30, 1998 amounted to $152,880. There were recoveries to previously charged off loans during the nine months ended September 30, 1998 of $8,776. The allowance for loan loss reserve was $1,112,870 at September 30, 1998, representing .96% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

              Other real estate owned at September 30, 1998 totaled $722,053. This represents two properties: one property is located in Bryn Mawr, Pennsylvania and the other property is located in Drexel Hill, Pennsylvania. The bank is in the process of listing the properties for sale, as well as the property in Drexel Hill. Based upon recent appraisals of the properties, the Bank anticipates sufficient proceeds from the sale of these properties to satisfy the outstanding debts.


              Non-Interest Income

              Other income of $825,091 for the nine months ended September 30, 1998, was primarily comprised of service charges on deposit accounts and gains on sales of mortgage loans in the secondary market. During the same period in 1997, other income totaled $544,086. The increase was due to growth in service charges and ATM fees on deposit accounts, and the volume of mortgages sold from the Bank's newly formed mortgage business. For the quarter ended September 30, 1998, other income increased to $380,098 from $198,588 for the quarter ended September 30, 1997, primarily due to growth in the Bank's mortgage activities.


              Non-Interest Expense

              During the nine months ended September 30, 1998, non-interest expense was $4,441,791 as compared to $3,295,141 during the same period in 1997. Of this amount, $2,207,677, or approximately 50%, was attributable to salary and related employee benefits as compared to $1,679,600 or approximately 51% during the nine months ended September 30, 1997. For the quarter ended September 30, 1998, non-interest expense totaled $1,675,283 as compared to $1,106,191 during the same quarter of 1997, an increase of 51%. Salary and employee related benefits expense was $858,061 for the quarter ended September 30, 1998 as compared to $566,240 in the same period in 1997, a 52% increase. The increase in salary and related expenses was due to increased staffing for branch expansion and the establishment of the Bank's mortgage department.

              Combined occupancy and equipment expenses for the nine months ended September 30, 1998 were $837,365 as compared to $691,688, a 21% increase, during the same period in 1997. For the quarter ended September 30, 1998, occupancy and equipment expenses were $303,800 as compared to $233,411 for the quarter ended September 30, 1997. The increase was due to annual increases in rent expenses, the lease of additional space at the Bank's main office for the Mortgage Department and the addition of 2 new branches since September 30, 1997.

              For the nine months ended September 30, 1998, computer expense totaled $237,520 as compared to $182,287 for the nine months ended September 30, 1997. For the quarter ended September 30, 1998, computer expense totaled

              $80,240 as compared to $60,225 for the quarter ended September 30, 1997. The increase in computer expense is a result of the increased account and item processing volumes that the Bank has experienced.

              For the nine months ended September 30, 1998, legal expense totaled $72,997 as compared to $32,515 for the nine months ended September 30, 1997, a 125% increase. For the quarter ended September 30, 1998 legal expenses totaled $19,911 as compared to $17,591 for the quarter ended September 30, 1997. Legal expense increased due to loan and collection expenses related to the non-accrual loans and certain collection related expenses that the Company incurred.

              For the nine months ended September 30, 1998, professional fees totaled $63,054 as compared to $44,260 for the nine months ended September 30, 1997. For the quarter ended September 30, 1998, professional fees totaled $21,415 as compared to $10,260 for the quarter ended September 30, 1997. Professional fees increased over 1997 comparatives due to Year 2000 expenses and Bank management contracting external loan review services.

              For the nine months ended September 30, 1998, business development expenses totaled $162,025 as compared to $120,878 for the nine months ended September 30, 1997. For the quarter ended September 30, 1998, business development expenses totaled $66,811 as compared to $42,534 for the quarter ended September 30, 1997. The increased expense was directly attributed to a higher level of community involvement and sales promotions in connection with branch expansion and the newly acquired mortgage business.

              For the nine months ended September 30, 1998, stationary and supplies expense was $126,332 as compared to $103,947 for the nine months ended September 30, 1997. For the quarter ended September 30, 1998, supplies expense was $46,836 as compared to $18,323 for the quarter ended September 30, 1997. Supplies expense increased due to branch expansion and the opening of the Bank's mortgage department as well as increased volume from growth.

              For the nine months ended September 30, 1998, other operating expenses totaled $560,478, or approximately 13% of total other expenses, as compared to $301,842, or 9%, during the same period in 1997. For the quarter ended September 30, 1998, these expenses totaled $220,431 as compared to $112,719 for the quarter ended September 30, 1997. Other operating expenses were comprised primarily of business promotional materials, telephone, fidelity insurance premium, shares and loan taxes, ATM expenses, accounting fees, loan expenses, and other nominal miscellaneous expenses, as well as the contra expenses related to FASB 91 costs on loan origination. The increase in other operating expenses is attributable to the branch expansion and additional mortgage business that the Bank added during 1998.

              Income tax expense for the nine months and quarter ended September 30, 1998 was $173,546 and $75,302, respectively, as compared to $300,271 and $122,271 for the nine months and quarter ended September 30, 1997, respectively. The tax provision decreased 42% due to the decreased net income of the Bank.

YEAR 2000 MATTERS

The "Year 2000" issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs, systems or devices that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

The Company has undertaken a comprehensive upgrade of its computer systems for Year 2000 compliance, which included the completion of a conversion of the Bank's computer system with a Year 2000 compliant core processing system and the replacement of personal computers with models which will role over to the Year 2000 date change. These upgrades were the main result of the completion of the bank's awareness, assessment and renovation phases of Year 2000 planning. The validation and implementation phases are in process as testing of mission critical systems is currently underway and is expected to be completed by the second quarter of 1999 in accordance with federal guidelines. Implementation of contingency plans, should they become necessary, will occur later in 1999.

The total costs of the Year 2000 issue has not been and is not expected to be material to the Company's financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the year 2000 testing processes are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based upon current information, the Company continues to believe that it's Year 2000 expenditures for 1998 will be approximately $50,000.

The risks associated with the Year 2000 issue include system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions and engage in normal business activities. Although the Company is actively working towards compliance, certain contingency plans have been established to mitigate the impact should the aforementioned risks be realized. Contingency plans have been established for mission critical systems, which will be triggered by established dates during 1999, to include core processing of transactions and the Bank is currently working on a business resumption plan. This plan, to be completed in 1999, should enable the Bank to temporarily resume operations in the event an unforseen problem occurs and mission critical systems are rendered inoperable.

                           PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

              None.

ITEM 2  CHANGES IN SECURITIES

              As previously reported in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998, on July 13, 1998, Madison Capital Trust I, a Delaware business trust established by the Company (the "Trust"), sold $5,000,000 in liquidation amount of 9.00% Capital Securities, representing preferred beneficial interest in the assets of the Trust, to seven institutional accredited investors in a private offering exempt from registration under Regulation D under the Securities Act of 1933. Hopper Soliday & Co., Inc. received a fee of $150,000 for its services as placement agent in the transaction. The Trust contemporaneously sold $150,000 in liquidation amount of Common Securities of the Trust to the Company. The Trust used the proceeds of the offering of the Capital Securities and the Common Securities to purchase a 9.00% junior subordinated deferrable interest debenture issued by the Company in the principal amount of $5,150,000 (the "Debenture"). The Trust will pay semi-annual distributions to the holders of capital securities in amounts equal to the interest payments made by the Company with respect to the Debentures. The obligations of the Trust to pay distributions on the Capital Securities and the Common Securities have been fully and unconditionally guaranteed by the Company, to the extent that the Trust as funds available for distribution. The first distribution will be payable by the Trust on December 31, 1998.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              None.

ITEM 5        OTHER INFORMATION

              None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits Filed

                                                                 Page Number in
Exhibit Number                                            Sequential Numbering System
     3             Amended and Restated Articles                        *
                   of Incorporation, as amended, and
                   Amended and Restated Bylaws of
                   the Issuer

     10            (1)   Amended and Restated Declaration               **
                         of Trust of Madison Capital Trust I
                         dated July 13, 1998.
                   (2)   Indenture between Madison Bancshares
                         Group, Ltd. and Christiana Bank and
                         Trust Company), as Trustee, dated
                         July 13, 1998.
                   (3)   Capital Securities Guarantee between Madison
                         Bancshares Group, Ltd. and Christiana Bank
                         and Trust Company), as Trustee, dated
                         July 13, 1998.

     27            Financial Data Schedule                              ----
                   (b) Reports on Form 8-K
                   None

--------------------------------------------------------------------------------

* Incorporated by reference from the Issuer's Registration Statement on Form S-1 No. 33-27146
** Incorporated by reference from the Issuer's Quarterly Report on Form
10-QSB for the period ended June 30, 1998

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        Madison Bancshares Group, Ltd.



                                        /s/ Vito A. DeLisi
                                        ------------------------------
                                        Vito A. DeLisi
                                        Executive Vice President

                                        /s/ E. Cheryl Hinkle
                                        ------------------------------
                                        E. Cheryl Hinkle
                                        Senior Vice President




Date Executed:  November 17, 1998

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                     ASSETS

                                                                       September 30, 1998                 December 31, 1997
                                                                       ------------------                 -----------------

Cash and Cash Equivalents:
    Cash and amounts due from banks                                        $  7,437,377                   $  3,944,986
    Federal funds sold                                                        2,000,000                     19,500,000
                                                                           -------------                  ------------
       Total cash and cash equivalents                                        9,437,377                     23,444,986

Investment Securities:
    Held to maturity (market value-1998 $1,616,017;
     1997 $1,617,371)                                                         1,603,233                      1,605,407
    Available for sale (amortized cost
     1998 $2,203,186;  1997 $3,655,536)                                       2,214,169                      3,656,446
Loans (net of allowance for loan losses-
 1998 $1,112,870;  1997 $936,974)                                           109,103,224                    102,180,556
Mortgage loans held for sale                                                  6,950,235                        290,900
Real estate owned                                                               722,053                        465,312
Furniture, equipment and leasehold improvements                               1,576,137                        916,484
Accrued interest receivable                                                     994,806                        706,448
Other assets                                                                    671,732                        240,274
                                                                          --------------                 -------------

TOTAL                                                                     $133,272,966                   $133,506,813
                                                                          --------------                 -------------
                                                                          --------------                 -------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Deposits:
    Noninterest-bearing demand deposits                                    $ 19,377,410                   $ 16,076,381
    Interest-bearing demand deposits                                          9,121,973                      8,164,080
    Savings deposits                                                          7,042,166                      5,270,011
    Money market deposits                                                    14,575,649                     14,039,724
    Time deposits                                                            67,779,157                     71,282,214
                                                                           -------------                  ------------
       Total Deposits                                                       117,896,355                    114,832,410

Borrowed Funds                                                                                               9,000,000
Trust Preferred Securities                                                    5,000,000
Accrued Interest Payable                                                        966,180                        838,513
Accrued Expenses and Other Liabilities                                           94,317                         97,672
                                                                          --------------                 -------------
       Total Liabilities                                                    123,956,852                    124,768,595
                                                                          --------------                 -------------

Commitments
Shareholders' Equity:
    Preferred stock, $5 par value-authorized 5,000,000 shares; issued and outstanding, 0 shares.
    Common stock, $1 par value-authorized 20,000,000
     shares; issued and outstanding, 1998 1,556,051  shares;
     1997 1,252,773  shares                                                   1,556,051                      1,252,773
    Capital surplus                                                           7,543,921                      7,612,835
    Retained earnings (deficit)                                                 208,894                       (127,991)
    Net unrealized losses on available for sale securities                        7,248                            601
                                                                          --------------                 -------------
       Total shareholders' equity                                             9,316,114                      8,738,218
                                                                          --------------                 -------------
TOTAL                                                                     $133,272,966                    $133,506,813
                                                                          --------------                 -------------
                                                                          --------------                 -------------

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE PERIODS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)


                                                                         Three Months Ended                  Nine Months Ended
                                                                      1998           1997         1998               1997
Interest income:
    Interest and fees on loans                                  $2,735,925     $2,337,211   $7,605,832         $6,730,480
    Interest and dividends on investment securities:
       US Government obligations                                    30,632         46,086      115,728            145,688
       Municipal bonds                                              12,160         12,190       36,503             36,590
    Interest on other securities                                    11,286         12,263       32,796             43,116
    Interest on temporary investments                               74,571         32,979      303,593             85,835
                                                               -----------    -----------   ----------        -----------
                                                                 2,864,574      2,440,729    8,094,452          7,041,709
                                                               -----------    -----------   ----------        -----------

Interest expense:
    Interest on:
       Demand deposits                                              45,468         33,824      138,511             88,169
       Savings and money market deposits                           155,672        148,225      472,066            443,322
       Time deposits                                               947,676        816,247    2,940,951          2,282,500
       Federal funds purchased                                         355         96,377        2,043            353,224
       Preferred trust bonds                                        93,750                      93,750
                                                               -----------    -----------   ----------        -----------
                                                                 1,242,921      1,094,673    3,647,321          3,167,215
                                                               -----------    -----------   ----------        -----------
Net interest income before provisions for loan losses            1,621,653      1,346,056    4,447,131          3,874,494
Provision for loan losses                                           90,000         90,000      320,000            270,000
                                                               -----------    -----------   ----------        -----------

Net interest income after provision for loan losses              1,531,653      1,256,056    4,127,131          3,604,494
                                                               -----------    -----------   ----------        -----------

Other noninterest income:
    Gain on sale of mortgage loans                                 160,759         25,843      177,539             75,186
    Service charges on deposit accounts                            188,057        154,774      551,328            412,322
    Other                                                           31,282         17,971       96,224             56,578
                                                               -----------    -----------   ----------        -----------
       Total noninterest income                                    380,098        198,588      825,091            544,086
                                                               -----------    -----------   ----------        -----------

Other noninterest expenses:
    Salary and employee benefits                                   858,061        566,240    2,207,677          1,679,600
    Occupancy                                                      213,489        185,461      614,737            528,885
    Equipment                                                       90,311         47,950      222,628            162,803
    Computer processing                                             80,240         60,225      237,520            182,287
    Deposit insurance                                                8,839          5,443       15,633             11,811
    Legal fees                                                      19,911         17,591       72,997             32,515
    Professional fees                                               21,415         10,260       63,054             44,260
    Business development                                            66,811         42,534      162,025            120,878
    Office and stationary supplies                                  46,836         18,323      126,332            103,947
    Advertising                                                     11,088         13,870       35,484             42,838
    Director fees                                                   37,851         25,575      123,226             83,475
    Other operating                                                220,431        112,719      560,478            301,842
                                                               -----------    -----------   ----------        -----------
       Total other noninterest expenses                          1,675,283      1,106,191    4,441,791          3,295,141
                                                               -----------    -----------   ----------        -----------

Income before income taxes                                         236,468        348,453      510,431            853,439
Provision for income taxes                                          75,302        122,271      173,546            300,271
                                                               -----------    -----------   ----------        -----------

Net income                                                     $   161,166    $   226,182   $  336,885        $   553,168
                                                               -----------    -----------   ----------        -----------
                                                               -----------    -----------   ----------        -----------
Net income per share-basic                                     $       .10    $       .15   $      .22        $       .37
                                                               -----------    -----------   ----------        -----------
Net income per share-diluted                                   $       .10    $       .14   $      .21        $       .34
                                                               -----------    -----------   ----------        -----------
                                                               -----------    -----------   ----------        -----------
Weighted average number of shares-basic                          1,556,793      1,504,853    1,534,359          1,504,853
                                                               -----------    -----------   ----------        -----------
                                                               -----------    -----------   ----------        -----------
Weighted average number of shares-diluted                        1,635,210      1,625,643    1,627,550          1,621,482
                                                               -----------    -----------   ----------        -----------
                                                               -----------    -----------   ----------        -----------

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)



                                                                                             1998                   1997
                                                                                             ----                   ----
Cash flows from operating activities:
    Net income                                                                         $  336,885             $   553,168
    Adjustments for noncash items included in net income:
       Depreciation and amortization                                                      168,588                 106,007
       Provision for loan losses                                                          320,000                 270,000
       Net amortization of bond premium/discount                                           (1,402)                 (6,367)
       Amortization of deferred fees and costs, net                                        97,970                 (67,822)
       Gain on sale of mortgage notes                                                    (177,539)                (75,186)
    Changes in assets and liabilities which provided (used) cash:
       Interest receivable                                                               (288,358)                (90,414)
       Mortgage loans held for resale                                                  (6,481,796)              1,546,498
       Other assets                                                                      (431,458)                 14,009
       Accrued expenses and other liabilities                                              (3,355)                (35,987)
       Accrued interest payable                                                           127,667                 185,564
                                                                                     -------------            -----------
Net cash provided by (used in) operating activities                                    (6,332,798)              2,399,470
                                                                                     -------------            -----------

Cash flow from investing activities:
    Proceeds from sale of investment securities available for sale                      1,000,000                 129,300
    Proceeds from maturity of investments available for sale                              500,000                 500,000
    Purchase of investments available for sale                                            (47,500)               (300,900)
    Net change in loans to customers                                                   (7,340,638)             (8,879,449)
    Cost (capitalized) recovered for real estate owned                                   (256,741)                 53,800
    Purchase of furniture, equipment and leasehold improvements                          (828,241)               (433,252)
                                                                                     -------------            -----------
Net cash used in investing activities                                                  (6,973,120)             (8,930,501)
                                                                                     -------------            -----------

Cash flow from financing activities:
    Increase in demand, savings and time deposits                                       3,063,945              21,239,802
    Decrease in borrowed funds                                                         (9,000,000)             (1,000,000)
    Exercise of stock warrants                                                            234,364
    Issuance of trust preferred securities                                              5,000,000
                                                                                     -------------            -----------
Net cash provided (used in) financing activities                                         (701,691)             20,239,802
                                                                                     -------------            -----------

Net increase (decrease) in cash and cash equivalents                                  (14,007,609)             13,708,771
Cash and cash equivalents, beginning of period                                         23,444,986               5,306,957
                                                                                     -------------            -----------
Cash and cash equivalents, end of period                                             $  9,437,377             $19,015,728
                                                                                     -------------            -----------
                                                                                     -------------            -----------

Supplemental disclosures of cash flow information:
    Interest paid                                                                    $  3,519,654             $ 2,981,651
                                                                                     -------------            -----------
                                                                                     -------------            -----------

    Taxes paid                                                                       $    227,000             $   275,000
                                                                                     -------------            -----------
                                                                                     -------------            -----------

Supplemental disclosures of noncash investing activities:
    Unrealized loss (gain) on available for sale securities                         $       6,647             $     1,464
                                                                                     -------------            -----------
                                                                                     -------------            -----------






                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which in the opinion of management are necessary for fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the nine month period ended September 30, 1998 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

5. Comprehensive income:

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity. Comprehensive income for the three and nine month periods ended September 30, 1998 was $166,889 and $343,532, respectively, and $231,484 and $561,551, respectively, for the three and nine month periods ended September 30, 1997.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998



6. Accounting pronouncement issued:

         In June, 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, which is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. SFAS No. 133, established accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities. Management has not completed an analysis of the potential impact, if any, the adoption of SFAS No. 133 will have on the Company's financial position or results of operations.