Form 10KSB
period 1998-12-31
MADISON BANCSHARES GROUP LTD
filed 1999-03-31
CIK 846809

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               --------------------------------------------------

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

For the fiscal year ended December 31, 1998.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

For the transition period from ____________________ to __________________.

      Commission file number 0-17539

                         MADISON BANCSHARES GROUP, LTD.
                 ----------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

Pennsylvania                                          23-25132079
------------                                          -----------
(State or Other jurisdiction of           (I.R.S. Employer Identification No.)
 Incorporation or Organization)

1767 Sentry Parkway West, Blue Bell, PA           19422
---------------------------------------           -----
(Address of Principal Executive Offices)          (ZipCode)

Issuer's telephone number, including area code:    (215) 641-1111

Securities registered pursuant to Section 12(b) of the Act:  None.

   Title of Each Class              Name of Each Exchange on Which Registered

------------------------------      ---------------------------------------

------------------------------      ---------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $1.00 par value per share
--------------------------------------------------------------------------------
                               (Title of Class)

--------------------------------------------------------------------------------
                               (Title of Class)

      Check whether the Issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been such filing requirements for the past 90 days.

YES  [X]    [_]

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.

[_]

      State the Issuer's revenues for its most recent fiscal year. $12,586,029

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. $10,150,433 based on the average of the bid and asked on the National Association of Securities Dealers Automated Quotation System on March 26, 1999.*

      State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest publication date. 1,562,018 as of March 26, 1999.

      Transitional Small Business Disclosure Format (check one). YES [_]  NO [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement to be utilized in connection with the Issuer's 1999 Annual Meeting of Shareholders are incorporated by reference into
Part III hereof.

----------

* Excluded from such market value computation are the approximately 350,026 issued and outstanding shares beneficially owned by executive officers and directors of Issuer and its subsidiary. Included in such computation are the 72,151 shares beneficially owned by First Union Bank, NA (constituting approximately 4.6% of the issued and outstanding shares of the Issuer).

  EXHIBIT INDEX APPEARS ON PAGE 49 IN SEQUENTIAL NUMBERING SYSTEM OF THIS FORM
                                     10-KSB

                         MADISON BANCSHARES GROUP, LTD.

                                   Form 10-KSB

                                      INDEX

PART 1                                                               Page

Item 1   Description of Business...............................        4
Item 2   Description of Property...............................        7
Item 3   Legal Proceedings.....................................        7
Item 4   Submission of Matters to a Vote of Security Holders...        7

PART II

Item 5   Market for Common Equity and Related
         Stockholder Matters...................................        8
Item 6   Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................        8
Item 7   Financial Statements..................................       24
Item 8   Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure...................       48

PART III

Item 9   Director, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act.....       48
Item 10  Executive Compensation................................       48
Item 11  Security Ownership of Certain Beneficial Owners and
         Management............................................       48
Item 12  Certain Relationships and Related Transactions........       48

Item 13  Exhibits and Reports on Form 8-K......................       49

                                     PART I

ITEM 1      -Description of Business

      Madison Bancshares Group, Ltd.

            Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania on May 31, 1988. The Company became a bank holding company on August 8, 1989 when it consummated the acquisition of all of the capital stock to be issued of the Madison Bank in connection with the Bank's formation. The Company provides banking services through The Madison Bank, and does not engage in any activities other than banking activities. The principal executive offices of the Company are located at The Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, PA 19422. Its telephone number at such location is (215) 641-1111. At present, the Bank has six branch offices.

            As of the date hereof, the Company and Madison Bank have a total of 82 employees.

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

            The Bank conducts retail and commercial banking through its branch offices located at 1767 Sentry Parkway West, Blue Bell, PA, 202 West Ridge Pike, Conshohocken, PA , 1380 Skippack Pike, Center Square, PA, 600 W. Lancaster Avenue, Strafford, PA, 100 West Main Street, Century Plaza, Suite 100, Lansdale, PA and 8000 Verree Road, Philadelphia, PA, offering a broad range of consumer and commercial banking services. The Bank opened the West Ridge Pike office in September, 1991, the Center Square office in October, 1995, the Strafford office in August, 1996, the Lansdale office in August, 1997 and the Northeast office in June, 1998. As of December 31, 1997 and 1998, the Bank held deposits totaling $114,838,976 and $132,644,741, respectively, including deposits of the Company. As of the same dates, the Bank had gross loans receivable of $132,664,741 and $126,997,721 (inclusive of residential loans held for sale), respectively. The majority of such loans were made for commercial purposes.

            As of December 31, 1997 and 1998, the Company had total assets of $133,506,813 and $147,925,863 and total shareholders' equity of $8,738,218 and $9,450,392, respectively. Investments amounted to $5,261,853 at year end 1997, of which $3,656,446 were classified as available for sale and the balance were classified as held to maturity and $3,316,193 at the end of 1998, of which $1,713,700 were classified as available for sale and the balance classified as held to maturity.

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

            The Bank also offers a broad range of loan and credit facilities to the businesses and residents of its service area, including secured and unsecured loans, home improvement loans, mortgages and home equity lines of credit. The Bank recently opened its own Mortgage Department to better service mortgage applications.

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

ITEM 2      -Description of Property

            The Company leases approximately 13,381 total square feet on the first floor and 3,355 total square feet of space on the second floor for its mortgage department operations of the Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, Pennsylvania, (the "Building"). Of the 13,381 square feet of space on the first floor, 3,381 square feet was leased by the Company on February 1, 1996 and an additional 1,400 square feet leased by the Company on January 21, 1997. This 1,400 square feet of additional space was included in the original lease, but the Company subsequently surrendered possession. The leased space is occupied by both the Company and the Bank and serves as the Bank's primary banking location. The space contains a banking area, lobby, operations center and a vault together with administrative and executive offices. The Bank's space also includes a drive-thru banking facility and an automated walk-up teller machine. The initial term of the original lease (the "Lease") expired on December 31, 1994. The Lease contains two renewal options of five years each. The Company exercised its option for the first five year renewal term. Base rental payments under the Lease until December 31, 1999 (the expiration of the first renewal option) are payable monthly at an annual rate of $142,092. In the event that the Company exercises the second renewal option, beginning January 1, 2000, the amount of base rental payments will increase to $164,700 per annum. The Lease provides for a redecoration allowance based on $5.00 per square foot or the sum of $45,395 for each option term. In addition to the base rents referred to above, the Company is required to pay its pro rata share of the Building's operating costs, including real estate taxes, water and sewer charges, equipment maintenance charges, exterior maintenance and upkeep, common area electric charges, trash removal, and certain other similar items. For 1998, the amount of such expenses was $34,272. The maximum allocable portion of the Building's operating costs will be $35,988 for 1999 and will ultimately increase to $51,684 for the final year of the second option period. The additional 3,381 square feet are leased at an annual rate of approximately $58,660 with a 3.5% increase each year through February 1, 2000. The additional 1,400 square feet were leased for approximately $28,078 during 1997 and increases to $29,575 through February 1, 2000. The second floor space of 3,355 square feet was leased at an annual rate of approximately $70,722 and increases to $75,634 through December 1, 2000.

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

ITEM 3      -Legal Proceedings

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

ITEM 4      -Submission of Matters to a Vote of Security Holders

            NONE.

            PART II

ITEM 5      -Market for the Registrant's  Common Stock and Related Stockholder
            Matters

            The common stock of the Company is traded on the NASDAQ SmallCap Market. As of March 26, 1999, there were approximately 261 holders of record of the Company's common stock.

            The high and low bid prices for the Company's common stock during each quarter of the last two fiscal years were as follows:

                                         1998
                                         ----
                             1st Qtr    2nd Qtr   3rd Qtr   4th Qtr
                             -------    -------   -------   -------
            High Bid         12-3/16    12-1/2      11      8-1/4

            Low Bid          10-13/16   10-3/8       7        7


                                         1997
                                         ----
                             1st Qtr    2nd Qtr   3rd Qtr   4th Qtr
                             -------    -------   -------   -------
            High Bid         11-3/4     10-1/2    12-3/4    15-5/8

            Low Bid           9-3/4     9-1/2     9-1/2     11-3/4

            Such quotations reflect inter-dealer prices, without retail mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions. Trading in the Company's common stock during such periods was sporadic. The quotations do not reflect an adjustment for the Stock Dividends described below.

            The Company has not paid any cash dividends. The Board of Directors does not intend to declare cash dividends in the immediate future. In April 1995, a 7% stock dividend was declared which resulted in the issuance of 58,599 additional shares of common stock, in January 1996, a 7.5% stock dividend was declared which resulted in the issuance of 67,185 additional shares of common stock, in January 1997, a 7.5% stock dividend was declared, resulting in the issuance of 72,703 additional shares of common stock, in October, 1997, a 20% stock dividend was declared, resulting in the issuance of 208,710 additional shares of common stock, and in May, 1998 a 20% stock dividend was declared, resulting in 259,040 additional shares of common stock being issued (collectively, the "Stock Dividends").

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

            Capital Resources

            In January, 1997, 72,703 shares of common stock were issued in connection with a stock dividend and in October, 1997, a 20% stock dividend was declared, resulting in the issuance of 208,710 additional shares of common stock being issued. In May, 1998, a 20% stock dividend was declared, resulting in the issuance of 259,040 additional shares of common stock being issued. Also, a total of 50,205 shares were exercised in 1998 in conjunction with stock options. At December 31, 1998, the common stock outstanding was 1,562,018 shares as compared to 1,252,773 shares at December 31, 1997. The book value per share of the Company's common stock at December 31, 1998, 1997 and 1996 was $6.05, $5.59 and $5.11, respectively, after giving retroactive effect to the issuance of stock dividends.

            The chart below presents various capital ratios applicable to state-chartered, Federal Reserve member banks and bank holding companies. The requirements are compared to the Company's actual ratios at December 31, 1998, which exceeded the levels required to be adequately capitalized under applicable Federal Deposit Insurance Corporations' regulations.

--------------------------------------------------------------------------------
                             RISK WEIGHTED CATEGORY
                             ----------------------
      Risk Weighted Assets              0%      20%      50%     100%    Total
      -------------------------------------------------------------------------
      Loans                                            49,926   75,487  125,413
      Securities Available for Sale     176    1,538                      1,714
      Securities Held to Maturity              1,602                      1,602
      Federal Funds Sold                       7,500                      7,500
      Cash and Due From Banks         7,406      388                      7,794
      Other Assets                                               3,903    3,903
                                      -----------------------------------------
      -------------------------------------------------------------------------
      Category totals                 7,582   11,028   49,926   79,390  147,926
      -------------------------------------------------------------------------
      Off balance-sheet items (risk
        weighted)                                182    7,047
      -------------------------------------------------------------------------
      Total risk-weighted assets          0    2,242   28,487   79,390  110,119
      =========================================================================

      Average Total Assets         129,507

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

      Capital                                     Tier 1   Tier 2     Total
      ---------------------------------------------------------------------
      Shareholders' equity (including 25% of
          Trust Preferred Securities)             10,694             10,694
        Allowance for loan losses                           1,112     1,112

      ---------------------------------------------------------------------
      Total Capital                               10,694    1,112    11,806
      =====================================================================

--------------------------------------------------------------------------------

                                              Regulatory
                                                Minimum       Actual     Actual
            Ratio                               12/31/98     12/31/98   12/31/97
            -----                               --------     --------   --------

            Qualifying Total Capital
            to Risk Weighted Assets                8.0%       10.72%      9.98%

            Tier 1 Capital to Risk Weighted
            Assets                                 4.0%        9.71%      9.02%

            Tier 1 Ratio to
            Total Adjusted Average Assets          4.0%        8.26%      7.17%

            The Company's capital-to-assets ratio decreased from 6.55% as of December 31, 1997 to 6.39% at December 31, 1998. The year-to-year decrease in the capital-to-assets ratio was attributable to the asset growth of the Company during 1998. The Company's return on average equity for 1998 was 4.91% and for 1997 was 9.05%; and its return on average assets was .32% for 1998 as compared to .67% for 1997. The decrease in the Company's return on equity and return on assets from 1997 to 1998 was directly attributable to decreased net income. (See "Management's Discussion and Results of Operations.")


            The following table sets forth certain information from the Bank's average consolidated statement of financial condition and reflects the weighted average yield on its assets and weighted average cost of its liabilities for the periods ended December 31, 1997 and 1998. Such yields and costs were derived by dividing actual income or expense by the monthly average balance of assets or liabilities, respectively, for the respective period, and exclude unrecorded interest income related to non-accrual loans.

                                                                          1998                                  1997
                                                                    (in thousands)                        (in thousands)
                                                         Average                      Yield    Average                     Yield
                                                         Balance      Interest         Cost    Balance      Interest        Cost
       Assets
       Interest-earning assets:
           Loans Receivable (includes
          mortgage loans held for sale)                 $110,761      $ 10,507         9.49%  $ 97,712      $  9,139        9.35%
          Other Investments                                4,135           236         5.71      4,666           290        6.22
          Federal Funds Sold                               6,408           352         5.49      3,750           196        5.23
                                                        --------      --------                --------      --------

      Total Interest-Earning Assets                     $121,304      $ 11,095         9.15   $106,128      $  9,625        9.07
                                                                      --------         ----                 --------        ----
      Non-Interest-Earning Assets                          8,203                                 6,257
                                                        --------                              --------
           Total Assets                                 $129,507                              $112,385
                                                        ========                              ========

      Liabilities & Shareholders' Equity:
      Interest-bearing liabilities:
          Demand Interest-Bearing                       $  9,237      $    189         2.05   $  6,106      $    127        2.08
          Money Market & Savings                          21,932           640         2.92     19,078           608        3.19
          Other Time Deposits                             69,010         3,919         5.68     56,437         3,257        5.77
              Borrowed Funds                                                                     6,550           399        6.09
              Preferred Trust                              2,500           225         9.00
                                                        --------      --------                --------      --------

      Total Interest-Bearing Liabilities                 102,679         4,973         4.84     88,171      $  4,391        4.98
                                                                      --------         ----                 --------        ----
      Other Liabilities                                   18,132                                15,901
                                                        --------                              --------

         Total Liabilities                               120,811                               104,072
                Shareholders' Equity                       8,696                                 8,313
                                                        --------                              --------
      Total Liabilities and Shareholders'
         Equity                                         $129,507                              $112,385
                                                        ========                              ========

      Net Interest Income/Rate Spread                                 $  6,122         4.31%                $  5,234       4.09%
                                                                      ========         ====                 ========       ====

      Net Interest Margin                                                              5.05%                               4.93%
                                                                                       ====                                ====

            The following table analyzes the rate/volume variances between the Bank's interest-earning assets and interest-bearing liabilities for the fiscal years 1998 compared to 1997 and 1997 compared to 1996. For each category of interest-bearing assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes to rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                              YEAR ENDED DECEMBER 31
                                                                              ----------------------

                                                                1998 vs. 1997                        1997 vs. 1996
                                                                -------------                        -------------

                                                                                  (in Thousands)

                                                      Volume        Rate         Total       Volume        Rate         Total
                                                      ------        ----         -----       ------        ----         -----
     Interest Income:
       Loan Portfolio (includes mortgages
          held for sale)                             $ 1,240      $   128      $ 1,368      $ 1,537      $   (57)     $ 1,480
        Other Investments                                (31)         (23)         (54)        (108)          27          (81)
        Federal Funds                                    147            9          156          114           (7)         107
                                                     -------      -------      -------      -------      -------      -------
      Total Interest Earning Assets                    1,355          115        1,470        1,543          (37)       1,506
                                                     -------      -------      -------      -------      -------      -------
      Interest Expense:
        Demand Interest - Bearing                         64           (2)          62           49           (1)          48
        Money Market & Savings                            86          (54)          32            4           (8)          (4)
        Other Time Deposits                              715          (53)         662          741           40          781
        Borrowed Funds                                  (399)                     (399)          66           48          114
        Preferred Trust                                  225                       225
                                                     -------      -------      -------      -------      -------      -------
      Total Interest Bearing Liabilities                 691         (109)         582          860           79          939
                                                     -------      -------      -------      -------      -------      -------
      Net Change in Net Interest Income              $   604      $   224      $   888      $   683      $  (116)     $   567
                                                     =======      =======      =======      =======      =======      =======

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

            At December 31, 1998, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $19,007. If rates fell 200 basis points, monthly revenues a year from now would increase approximately $21,543 and a rise in rates by 200 basis points would represent a monthly loss in revenues of approximately $16,579.

            Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

            The table on the next page represents the interest rate sensitivity of the Company as of December 31, 1998 by listing major categories of interest-sensitive assets and compares them to interest-sensitive liabilities for various time periods. The repricing intervals primarily are determined by the first opportunity for the Company to change the interest rate on the subject instrument. The table shows the difference between interest-sensitive assets and interest-sensitive liabilities, or Gap, for each repricing interval and a cumulative Gap and certain calculations based on such information.

                                                                   Interest Ratio Sensitivity Report
                                                                        As of December 31, 1998
                                                                         (Dollars in Thousands)
                                            1-90           91-180         181-365         1-5         5 Years
                                            days           days            days          years        and over        Total
                                          ---------      ---------      ---------      ---------      ---------     ---------
     Interest-Sensitive Assets
      Federal Funds Sold                  $   7,500      $       0      $       0      $       0      $       0     $   7,500
      Loans                                  15,225         10,046         11,810         47,980         40,352       125,413
      Interest-Bearing Balances                   0              0              0              0              0             0
      Investment Securities Held
         For Sale                                 0              0          1,010              0            704         1,714
      Investment Securities Held
         For Maturity                             0              0            500            402            700         1,602
                                          ---------      ---------      ---------      ---------      ---------     ---------
      Totals                              $  22,725      $  10,046      $  13,320      $  48,382      $  41,756     $ 136,229

      Cumulative Total                    $  22,725      $  32,771      $  46,091      $  94,473      $ 136,229     $ 136,229

      Interest-Sensitive Liabilities
      Demand-Interest-bearing             $  11,785      $       0      $       0      $       0      $       0     $  11,785
      Savings Accounts                       11,089              0              0              0              0        11,089
      Money Market Accounts                  17,109              0              0              0              0        17,109
      Time Deposits                          24,816         14,856         20,948          7,152          1,416        69,188
      Borrowed Funds                              0              0              0              0          5,000         5,000
                                          ---------      ---------      ---------      ---------      ---------     ---------
      Totals                              $  64,799      $  14,856      $  20,948      $   7,152      $   6,416     $ 114,171

      Cumulative Totals                   $  64,799      $  79,655      $ 100,603      $ 107,755      $ 114,171     $ 114,171

      Gap                                 $ (42,074)     $  (4,810)     $  (7,628)     $  41,230      $  35,340     $  22,058

      Cumulative Gap                      $ (42,074)     $ (46,884)     $ (54,512)     $ (13,282)     $  22,058     $  22,058

      Interest-sensitive assets/
      Interest-sensitive liabilities
         (cumulative)                           .35            .41            .46            .88           1.19          1.19

      Cumulative Gap/total earning
         assets                                 (31%)          (34%)          (40%)          (10%)           16%           16%

     Total Earning Assets                                 $136,229

            Liquidity management allows a financial institution to meet its potential cash needs, at reasonable rates, from a variety of sources. Management monitors projected and current cash flows to maintain adequate levels of liquidity. Management believes that the utilization of core deposits, maturing existing earning assets, such as securities, and relatively short-term borrowings are the most appropriate approach to meet the Bank's liquidity needs. Management has allocated certain liquid funds and short-term liabilities to accommodate the slight decline in primary lending rates. As a result of such liability repricing, management has been able to adjust for such slight declines during the first 90 days from which interest rates changed, with little effect on net interest income. During 1998, the Bank's net interest spread was maintained at approximately 4.63%, as compared to 4.09% in 1997.

            Results of Operations

            As of December 31, 1998, the Bank held deposits aggregating $132,594,518, of which $23,423,200, or approximately 18%, were non-interest-bearing deposits (exclusive of the $50,223 deposits of the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, outstanding receivables in connection with loans made to 1,718 loan customers totaled approximately $115,404,086, (exclusive of residential mortgage loans held for sale) resulting in an average loan size of approximately $67,174.

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

                                              1998                         1997                        1996
                                              ----                         ----                        ----
                                                   % of                          % of                        % of
      Type of Account                 Balance    Portfolio         Balance     Portfolio        Balance    Portfolio
      --------------------------------------------------------------------------------------------------------------
      Non-Int.  Bearing           $ 23,423,200      18.00%     $ 16,076,381      14.00%     $ 14,660,464      17.00%
      Interest-Bearing              11,785,117       9.00         8,164,080       7.00         4,564,916       5.00
      Money Market                  17,109,125      13.00        14,039,724      12.00        14,409,382      17.00
      Savings                       11,089,034       8.00         5,270,011       5.00         4,571,352       5.00
      CDs over $100,000             31,052,033      23.00        32,244,281      28.00        23,344,356      23.00
      CDs under $100,000            38,136,009      29.00        39,037,933      34.00        25,649,521      33.00
                                  ------------     ------      ------------     ------      ------------     ------
        Total Deposits            $132,594,518     100.00%     $114,832,410     100.00%     $ 87,199,991     100.00%
                                  ============     ======      ============     ======      ============     ======

            For the year ended December 31, 1998, the Company's total income was $12,586,029 and its total expenses were $12,139,667, resulting in a net profit for the year of $446,362. The decrease in net income for the year ended December 31, 1998 was primarily due to an increase in operating expenses due to branch expansion and the start up costs associated with the Bank's mortgage department. For the year ended December 31, 1997, the Company's total income was $10,376,499 and its total expenses were $9,620,021, resulting in a net profit for the year of $756,478. The slight increase in net income for the year ended December 31, 1997 as compared to December 31, 1996 was primarily due to increased interest income on loans due to increased loan volume. For the year ended December 31, 1996, the Company's total income was $8,602,744 and its total expenses were $8,062,157, resulting in a net profit for the year of $540,587.

            As of December 31, 1998, the Bank's allowance for loan losses equaled approximately .96% of outstanding loans receivable, including non-accrual loans. At December 31, 1997, the Bank's allowance for loan losses equaled approximately .91% of outstanding loans receivable, including non-accrual loans. At December 31, 1996, the allowance equaled approximately .95%. The chart below shows an analysis of the allowance for loan losses for the years ended December 31, 1998, 1997 and 1996. The overall reserve has increased slightly from .91% of outstanding loans at December 31, 1997 to .96% of outstanding loans at December 31, 1998. Management continues to believe that the reserve adequately reflects the level of risk in the portfolio.


                                            Analysis of the Bank's Allowances for Loan Losses
                                            -------------------------------------------------
                                                               December 31,
                                                               ------------
                                                  1998             1997             1996
                                                  ----             ----             ----
      Balance at beginning of period:         $   936,974      $   875,438      $   750,318
                                              -----------      -----------      -----------
      Charge-offs:
        Commercial                               (214,952)        (295,581)        (328,100)
        Installment                               (61,675)          (4,283)          (6,261)
                                              -----------      -----------      -----------
           Total                                 (276,627)        (299,864)        (334,361)

      Recoveries:
        Commercial                                  9,740            1,400           71,981
        Installment                                 1,730
                                              -----------      -----------      -----------

      Net Charge-Offs                            (265,157)        (298,464)        (262,380)
                                              -----------      -----------      -----------
      Additions charged to operations             440,000          360,000          387,500
                                              -----------      -----------      -----------
      Balance at the end of period            $ 1,111,817      $   936,974      $   875,438
                                              ===========      ===========      ===========
      Ratio of net charge-offs during
        the period to average loans
        outstanding during the period                 .24%             .31%             .41%
                                                      ===              ===              ===

            As of December 31, 1998, the Bank had loans outstanding, totaling $115,404,086, excluding residential mortgage loans held for sale.

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

            Additions to the Bank's provision for possible loan losses for the period ended December 31, 1998, totaled $440,000. Loans charged off against the reserve in 1998 amounted to $276,627 and recoveries were $11,470, which resulted in net charged-off loans of $265,157. The principal amount of non-accrual loans at December 31, 1998 was $1,088,946, an increase of 22% over 1997. A substantial portion of the non-accrual loans are partially or fully secured and in the process of collection.

            Additions to the Bank's provision for possible loan losses for the period ended December 31, 1997, totaled $360,000. Loans charged-off against the reserve in 1997 amounted to $299,864. Recoveries amounted to $1,400 which resulted in $298,464 in net charged-off loans. The principal amount of nonaccrual loans at December 31, 1997 totaled $891,852. This is an increase of $156,845 over year end 1996.

            Additions to the Bank's provisions for possible loan losses for the period ended December 31, 1996 totaled $387,500. Loans charged off against the reserve in 1996 amounted to $334,361. Loans on non-accrual status as of December 31, 1996 amounted to $735,007.

            Other real estate owned at December 31, 1998 totaled $734,089 as compared to $465,312 at December 31, 1997. This consists of two properties acquired at sheriff's sale. One property in Bryn Mawr, Pennsylvania is currently under agreement of sale for $580,000 and is scheduled for settlement by April 15, 1999. The expected proceeds from the sale is more than sufficient to cover the $485,420 balance in real estate accrual. The second property is a commercial building in Upper Darby, Pennsylvania. The property is currently listed for sale with a realtor and was appraised for $300,000. Management continues to monitor and evaluate the Bank's exposure on this property, which is carried at $248,669.

            Interest expense of $4,973,136, represented 45% of gross interest income in 1998. Interest expense increased 14% over 1997. This increased expense was due to an increased average growth in interest-bearing deposits to $102,679,000 in 1998 from $88,171,006 in 1997 even though the average cost of funds decreased to 4.84% in 1998 from 4.98% in 1997.

            Interest expense of $4,391,096 represented 46% of gross interest income in 1997. Interest expense increased by 28% over 1996. The increase in interest expense rose due to interest bearing liabilities increasing from an average of $71,667,000 in 1996 to $88,171,000 in 1997, an average increase of 23%.

            Interest expense of $3,446,440 represented 42% of gross interest income in 1996. The increase in interest expense was due to the 37% growth in interest bearing deposits and a higher cost of funds due to increased interest rates over 1995.

            Occupancy and equipment expenses totaled $1,169,651 for the year ended December 31, 1998, as compared to $939,804 at December 31, 1997. The 25% increase is representative of continued increased rents to accommodate the growth of the Bank. Additional increases in maintenance costs and equipment leases were reflective of the Bank's sixth branch opening and the newly formed Mortgage Department in June of 1998 .

            Occupancy and equipment expenses totaled $939,804 for the year ended December 31, 1997, as compared to $757,482 at December 31, 1996. The 24% increase represents an increase in maintenance costs and equipment leases reflective of the Bank's fifth branch opening in August, 1997.

            Salary and employee benefits of $3,318,630 represented 52% of total non-interest expenses, or 28% of total Bank expenses, at December 31, 1998. The increase in salary and employee benefits of $1,063,801 or 48% over 1997 is reflective of hiring additional employees and increased benefits expense (including group health insurance and company match of the 401(k) Plan) related to the opening of the Mortgage Department and the Bank's sixth branch.

            Salary and employee benefits of $2,254,829 in 1997 represented 51% of total non-interest expense, or 24% of total bank expenses as compared to $1,629,752 in 1996. The increase in salary and employee benefits of $625,077, or 38%, is attributable to the hiring of additional employees for branch expansion and to manage the asset growth of the company.

            Other operating expenses in 1998, exclusive of occupancy and equipment and salary and employee benefits totaled $1,911,095 as compared to $1,257,479 in 1997. The increase in these operating expenses was primarily related to computer expense, supplies, telephone, postage, loans expense, and outside service fees, for the opening of our sixth branch in Philadelphia and our newly formed Mortgage Department in June of 1998. Computer expenses increased from $253,196 to $288,378, a 14% increase over 1997. This increase was due to the increased deposit and loan accounts processed in conjunction with the asset growth of the Bank. Deposit insurance increased from $13,768 in 1997 to $22,773 in 1998. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating. Legal expenses increased $64,682 or 129% from 1997. This was a result of the legal expenses related to the Bank setting up a Mortgage Department and increased legal and collection services. Business development expenses were $214,773 in 1998 as compared to $176,770 in 1997. This 22% increase was a direct result of the Bank's efforts to develop business and become increasingly visible in its branch location communities. The decrease in advertising expense from $56,352 in 1997 to $43,846 in 1998 was a result of more monies being allocated to business development rather than advertising.

            Other operating expenses in 1997, exclusive of occupancy and equipment and salary and employee benefits totaled $1,257,479 as compared to $1,522,108 in 1996. The decrease in these operating expenses was primarily related to the non-recurrence of the additional expenses that were related to the proxy and annual meeting expenses that occurred in 1996. Computer expenses increased from $210,688 to $253,196, a 20% increase over 1996. This increase was due to the increased deposit and loan accounts processed in conjunction with the asset growth of the Bank. Deposit insurance increased from $1,500 in 1996 to $13,768 in 1997. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating which currently is 1A under the FDIC assessment regulation, Part 327. Legal expenses decreased $29,049 or 36% from 1996. This was a result of fewer legal and collection issues arising in the normal course of the Bank's business. Business development expenses were $176,770 in 1997 as compared to $124,637 in 1996. This 42% increase was a direct result of the Bank's efforts to develop business and become increasingly visible in it branch locations communities. The Bank hired two business development officers and implemented a bank wide sales call program. The decrease in advertising expense from $82,009 in 1996 to $56,352 in 1997 was a result of more monies being allocated to business development rather than advertising.

            Other operating expenses in 1996, exclusive of occupancy and equipment and salary and employee benefits totaled $1,522,108 as compared to $1,214,462 at December 31, 1995. This increase of 25% for the 1996 year is a result of branch expansion, asset growth and a non-recurring proxy related expense in connection with the Company's Annual meeting. Legal expenses increased from $25,316 to $79,380, a 214% increase over 1995. This increase was due to loan and collection expenses on certain non-accrual loans and loan closings on new loan originations. Professional fees decreased from $99,638 in 1995 to $60,585 in 1996. This was a result of services from one individual being terminated. The $578,955 in other operating expenses was comprised primarily of increases of 32% in telephone expense, 29% increase in postage and freight, business related auto and travel and miscellaneous expenses of 22%. Other components of other operating expenses also include insurance expense, shares tax expense and accounting and audit fees. These expenses increased 74% over 1995 and were directly related to branch expansion and marketing efforts to increase business. Deposit insurance decreased by 99% in 1996 from $72,783 at December 31, 1995, to $1,500 at December 31, 1996. This is a continuing direct result from a change in the FDIC assessment regulation.

            Interest income on investment securities relates primarily to interest on U.S. Government Obligations. Interest income of $142,652 for the year ended December 31, 1998 decreased 23% from $185,263 at December 31, 1997. The decrease is a direct result of a change in investments from government obligations to federal funds sold to provide liquid funds for the mortgage activities. The average balance of government obligations decreased from $4,666,000 in 1997 to $4,135,000 in 1998. Interest income of $185,263 for the year ended December 31, 1997, decreased 38% from $295,389 at December 31, 1996. The decrease is a direct result of the change in liquidity position of the Company. Secondary investments decreased by 28% from 1995 to 1996. Interest income of $404,520 for the period ended December 31, 1995 represented a decrease of less than 1% from interest income for the period ended December 31, 1994.

            Interest income on temporary investments represents Federal Funds sold. At December 31, 1998, interest income on Federal Funds sold was $352,432, as compared to $196,425 at December 31, 1997, an 80% increase. The deposit growth of the Bank allowed for an improved liquidity position as well as a growth in federal funds to better prepare for potential loan demand. At December 31, 1997, interest income on Federal Funds sold was $196,425, as compared to $88,664 at December 31, 1996, a 122% increase. The deposit growth of the Bank allowed for an improved liquidity position as well as a growth in federal funds to better prepare for potential loan demand. At December 31, 1996 interest income on Federal Funds sold was $88,664. The average balance of government obligations decreased from $6,430,000 in 1996 to $4,666,000 in 1997. Interest income was $295,389 in
      1996.

            Interest income on other investments represent the Bank's investments in municipal securities and dividends paid on Federal Reserve and Federal Home Loan Bank Stocks. For the year ended December 31, 1998, 1997 and 1996, interest income on other investments was $93,490, $104,511 and $75,840, respectively. The fluctuation from year to year is due to changes in the amounts of Federal Home Loan Bank dividend payments. The Bank did not invest in any new municipal bonds in 1996, 1997 or 1998.

            Interest and fees on loans were $10,506,782 in 1998, 95% of gross interest income as compared to $9,138,864, or 95% in 1997. The average loan portfolio grew 14% while the Bank's yield increased from 9.35% in 1997 to 9.49% in 1998. Interest and fees on loans were $9,138,864 in 1997, 95% of gross interest income as compared to $7,653,898, or 94% in 1996. The average loan portfolio grew 20% while the Bank's yield decreased slightly from 9.42% to 9.35%. Interest and fees on loans were $7,653,898 in 1996, 94% of gross interest income. The bank experienced a 28% growth in average loans while the average yield on the portfolio decreased from 9.87% to 9.47%. The slight decrease in rates had little effect on earnings due to the ability of the bank to reprice liabilities on a timely basis with market fluctuations as described above. These factors were directly related to the change in interest and fees on loans during 1996.

            An analysis of the Bank's loan portfolio is presented in Note 4, "Loans and Allowance for Loan Losses", to the consolidated financial statements. The primary lending activity of the Bank is to originate loans to individuals and business entities for business related purposes. The Bank's loans receivable earn interest at either fixed rates or rates that vary overnight with changes in the Bank's prime rate. Certain loans receivable earn interest at rates that are fixed to a specific spread over the rate being paid on certificates of deposit which are pledged as collateral on the loans.

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

            The Company has undertaken a comprehensive upgrade of its computer systems for Year 2000 compliance. This included the completion of a conversion of the Company's computer system with a Year 2000 compliant core processing system, during 1998, and the replacement of personal computers with models which will role over (or will be manually reset) to the Year 2000 date change. These upgrades were the main result of the completion of the Company's awareness, assessment and renovation phases of Year 2000 planning. The validation and implementation phases are in process. Testing of mission critical systems is currently underway and is expected to be completed by the second quarter of 1999 in accordance with federal guidelines. Implementation of compliant systems will take place during 1999, based on the results of system validation. Contingency plans, should they become necessary, will also occur later in 1999.

            The total costs of the Year 2000 issue has not been and is not expected to be material to the Company's financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 testing processes are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based upon current information, the Company believes that its Year 2000 expenditures for 1999 will be approximately $23,500.

            The risks associated with the Year 2000 issue include system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions and engage in normal business activities. Although the Company is actively working towards compliance, certain contingency plans have been established to mitigate the impact should the aforementioned risks be realized. Contingency plans have been established for mission critical systems, which will be triggered by established dates during 1999, to include core processing of transactions and the Company is currently working on a business resumption plan. This plan, to be completed by the third quarter of 1999, should enable the Company to temporarily resume operations in the event an unforeseen problem occurs and mission critical systems do not function properly.

ITEM 7    - Financial Statements and Supplementary Data
            Independent Auditors' Report dated March 5, 1999.
            Consolidated Statements of Financial Condition as of December 31, 1998 and 1997.
            Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996.
            Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.
            Consolidated Statements of Cash Flows for years ended December 31, 1998, 1997 and 1996.
            Notes to Consolidated Financial Statements.

            The remainder of this page is intentionally left blank. The Financial Statements of the Company begin on the following page.

Deloitte &
    Touche
----------
     [LOGO]
                              --------------------------------------------------
                              Madison Bancshares
                              Group, Ltd.
                              and Subsidiary

                              Consolidated Financial Statements as of
                              December 31, 1998 and 1997 and for
                              Each of the Three Years in the Period
                              Ended December 31, 1998, and
                              Independent Auditors' Report

---------------
Deloitte Touche
Tohmatsu
---------------

                         [Letterhead Deloitte & Touche]

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Madison Bancshares Group, Ltd.
Blue Bell, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Madison Bancshares Group, Ltd. and subsidiary (the "Company") as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Madison Bancshares Group, Ltd. and subsidiary as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.


/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 5, 1999

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1998 AND 1997
--------------------------------------------------------------------------------

                                                                                   1998            1997
ASSETS
CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                             $  7,793,484   $  3,944,986
  Federal funds sold                                                             7,500,000     19,500,000
                                                                              ------------   ------------
        Total cash and cash equivalents                                         15,293,484     23,444,986

INVESTMENT SECURITIES:
  Held to maturity (fair value - 1998, $1,613,597; 1997, $1,617,371)             1,602,493      1,605,407
  Available for sale (amortized cost - 1998, $1,000,046; 1997, $2,999,336)       1,010,000      3,000,246
Federal Home Loan Bank Stock                                                       527,300        479,800
Federal Reserve Bank Stock                                                         176,400        176,400

LOANS (Net of allowance for loan losses - 1998, $1,111,817; 1997, $936,974)    113,819,315    102,180,556

MORTGAGE LOANS HELD FOR SALE                                                    11,593,638        290,900

REAL ESTATE OWNED                                                                  734,089        465,312

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                             1,583,473        916,484

ACCRUED INTEREST RECEIVABLE                                                      1,076,682        706,448

OTHER ASSETS                                                                       508,989        240,274
                                                                              ------------   ------------
TOTAL                                                                        $ 147,925,863  $ 133,506,813
                                                                              ============   ============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                         $ 23,423,200   $ 16,076,381
  Interest-bearing demand deposits                                              11,785,117      8,164,080
  Savings deposits                                                              11,089,034      5,270,011
  Money market deposits                                                         17,109,125     14,039,724
  Time deposits                                                                 69,188,042     71,282,214
                                                                              ------------   ------------
        Total deposits                                                         132,594,518    114,832,410

BORROWED FUNDS                                                                                  9,000,000

GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT                    5,000,000

ACCRUED INTEREST PAYABLE                                                           804,222        838,513

ACCRUED EXPENSES AND OTHER LIABILITIES                                              76,731         97,672
                                                                              ------------   ------------
        Total liabilities                                                      138,475,471    124,768,595
                                                                              ------------   ------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized, 5,000,000 shares; issued and outstanding, 0 shares
Common stock, $1 par value - authorized, 20,000,000
  shares; issued and outstanding, 1998, 1,562,018; 1997, 1,252,773 shares        1,562,018      1,252,773
  Capital surplus                                                                7,563,433      7,612,835
  Accumulated earnings (deficit)                                                   318,371       (127,991
  Accumulated other comprehensive income                                             6,570            601
                                                                              ------------   ------------
        Total shareholders' equity                                               9,450,392      8,738,218
                                                                              ------------   ------------
TOTAL                                                                        $ 147,925,863  $ 133,506,813
                                                                              ============   ============

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                       1998            1997        1996
INTEREST INCOME:
  Interest and fees on loans                                        $10,506,782   $ 9,138,864  $ 7,653,898
  Interest and dividends on investment securities:
    U.S. Government obligations                                         142,652       185,263      295,389
    Other securities                                                     93,490       104,511       75,840
    Interest on temporary investments                                   352,432       196,425       88,664
                                                                     ----------     ---------    ---------
           Total interest income                                     11,095,356     9,625,063    8,113,791
                                                                     ----------     ---------    ---------

INTEREST EXPENSE:
  Interest on:
    Demand deposits                                                     188,770       127,143       78,738
    Savings and money market deposits                                   637,589       607,838      611,151
    Time deposits                                                     3,918,856     3,256,833    2,475,714
    Guaranteed preferred beneficial interest in subordinated debt       225,000
    Other interest                                                        2,921       399,282      280,837
                                                                     ----------     ---------    ---------
           Total interest expense                                     4,973,136     4,391,096    3,446,440
                                                                     ----------     ---------    ---------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                  6,122,220     5,233,967    4,667,351

PROVISION FOR LOAN LOSSES                                               440,000       360,000      387,500
                                                                     ----------     ---------    ---------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                   5,682,220     4,873,967    4,279,851
                                                                     ----------     ---------    ---------

OTHER NONINTEREST INCOME:
  Service charges on deposit accounts                                   719,541       573,493      374,897
  Gain on the sale of mortgage loans                                    599,065        83,339       59,002
  Gain on sale of investments                                                             575
  Other                                                                 172,067        94,029       55,054
                                                                     ----------     ---------    ---------
           Total noninterest income                                   1,490,673       751,436      488,953
                                                                     ----------     ---------    ---------
OTHER NONINTEREST EXPENSES:
  Salaries and employee benefits                                      3,318,630     2,254,829    1,629,752
  Occupancy                                                             842,264       715,145      556,977
  Equipment                                                             327,387       224,659      200,505
  Computer processing                                                   288,378       253,196      210,688
  Deposit insurance                                                      22,773        13,768        1,500
  Legal                                                                 115,013        50,331       79,380
  Professional fees                                                      84,775        51,166       60,585
  Business development                                                  214,773       176,770      124,637
  Office and stationery supplies                                        167,244       132,818      121,628
  Advertising                                                            43,846        56,352       82,009
  Director's fees                                                       154,975       107,025      115,325
  Proxy related expense                                                                            147,401
  Amortization expense                                                   21,050
  Other operating                                                       798,268       416,053      578,955
                                                                    -----------   -----------  -----------
           Total other noninterest expenses                           6,399,376     4,452,112    3,909,342
                                                                    -----------   -----------  -----------
INCOME BEFORE TAXES                                                     773,517     1,173,291      859,462

PROVISION FOR INCOME TAXES                                              327,155       416,813      318,875
                                                                    -----------   -----------  -----------
NET INCOME                                                          $   446,362   $   756,478  $   540,587
                                                                    ===========   ===========  ===========
BASIC EARNINGS PER SHARE                                            $      0.29   $      0.50  $      0.35
                                                                    ===========   ===========  ===========
DILUTED EARNINGS PER SHARE                                          $      0.27   $      0.47  $      0.35
                                                                    ===========   ===========  ===========

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                                               Accumulated
                                                                                                  Other
                                                                                Accumulated   Comprehensive
                                                        Common      Capital       Earnings        Income
                                                        Stock       Surplus      (Deficit)       (Loss)        Total
BALANCE, JANUARY 1, 1996                            $  897,574   $6,709,506    $ (212,606)   $   (1,759)  $7,392,715

    Exercise of stock options and stock warrants         6,601       39,477                                   46,078

    Issuance of 7 1/2% stock dividend                   67,185      436,703      (503,888)

  Comprehensive income:
    Net income                                                                    540,587                    540,587

    Net change in unrealized loss on securities
       available for sale net of taxes of ($2,778)                                               (5,160)      (5,160)

   Comprehensive income                                     --           --            --            --           --
                                                    ----------   ----------    ----------    ----------   ----------

BALANCE, DECEMBER 31, 1996                             971,360    7,185,686      (175,907)       (6,919)   7,974,220

    Issuance of 7 1/2% stock dividend                   72,703      635,859      (708,562)

    Issuance of 20% stock dividend                     208,710     (208,710)

  Comprehensive income:
    Net income                                                                    756,478                    756,478

    Net change in unrealized loss on securities
       available for sale net of taxes of ($4,049)                                                7,520        7,520

   Comprehensive income
                                                    ----------   ----------    ----------    ----------   ----------

BALANCE, DECEMBER 31, 1997                           1,252,773    7,612,835      (127,991)          601    8,738,218

    Exercise of stock options and stock warrants        50,205      209,638                                  259,843

    Issuance of 20% stock dividend                     259,040     (259,040)

  Comprehensive income:
    Net income                                                                    446,362                    446,362

    Net change in unrealized gain on securities
       available for sale net of taxes of ($3,214)                                                5,969        5,969

   Comprehensive income
                                                    ----------   ----------    ----------    ----------   ----------
BALANCE, DECEMBER 31, 1998                          $1,562,018   $7,563,433    $  318,371    $    6,570   $9,450,392
                                                    ==========   ==========    ==========    ==========   ==========

                                                       Comprehensive
                                                          Income
BALANCE, JANUARY 1, 1996

    Exercise of stock options and stock warrants

    Issuance of 7 1/2% stock dividend

  Comprehensive income:
    Net income                                          $  540,587

    Net change in unrealized loss on securities
       available for sale net of taxes of ($2,778)          (5,160)
                                                        ----------
   Comprehensive income                                 $  535,427
                                                        ==========

BALANCE, DECEMBER 31, 1996

    Issuance of 7 1/2% stock dividend

    Issuance of 20% stock dividend

  Comprehensive income:
    Net income                                          $  756,478

    Net change in unrealized loss on securities
       available for sale net of taxes of ($4,049)           7,520
                                                        ----------
   Comprehensive income                                 $  763,998
                                                        ==========

BALANCE, DECEMBER 31, 1997

    Exercise of stock options and stock warrants

    Issuance of 20% stock dividend

  Comprehensive income:
    Net income                                          $  446,362

    Net change in unrealized gain on securities
       available for sale net of taxes of ($3,214)           5,969
                                                        ----------
   Comprehensive income                                 $  452,331
                                                        ==========
BALANCE, DECEMBER 31, 1998

See notes to consolidated financial statements

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

                                                                             1998            1997            1996
OPERATING ACTIVITIES:
  Net income                                                             $   446,362    $   756,478    $   540,587
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Depreciation on equipment                                                245,048        153,271        144,701
    Provision for loan losses                                                440,000        360,000        387,500
    Net amortization of bond premium/discount                                  2,204         (1,913)         1,789
    Gain on sale of mortgage loans held for sale                            (599,065)       (83,339)       (59,002)
    Gain on sale of investments                                                                (575)
    Originations of loans held for sale                                  (41,628,024)   (10,474,740)   (15,684,054)
    Proceeds from sale of loans                                           30,924,351     12,402,193     14,013,974
  Changes in assets and liabilities which provided (used) cash:
    Accrued interest receivable                                             (370,234)       401,296        (37,477)
    Other assets                                                            (271,790)      (373,621)      (146,611)
    Accrued interest payable                                                 (34,291)       133,806         47,812
    Accrued expenses and other liabilities                                   (20,942)         5,715       (215,511)
    Deferred loan fees                                                       129,976         80,497         24,880
                                                                         -----------    -----------    -----------
        Net cash provided by (used in) operating activities              (10,736,405)     3,359,068       (981,412)
                                                                         -----------    -----------    -----------

INVESTING ACTIVITIES:
  Purchase of investment securities available for sale                                   (2,499,308)    (1,647,031)
  Purchase of Federal Home Loan Bank Stock                                   (47,500)
  Proceeds from maturities of investment securities held to maturity                        500,000      2,100,000
  Proceeds from sale of investment securities available for sale                            998,750
  Proceeds from maturities of investment securities available for sale     2,000,000      1,446,200      1,000,000
  Loans purchased and originated, net of principal repayments            (12,457,404)   (11,864,109)   (19,821,593)
  Cost capitalized for real estate owned                                     (20,108)
  Additions to furniture, equipment and leasehold improvements              (912,037)      (484,991)      (232,189)
  Proceeds on sale of real estate owned                                                      50,000         40,731
                                                                         -----------    -----------    -----------
        Net cash used in investing activities                            (11,437,049)   (11,853,458)   (18,560,082)
                                                                         -----------    -----------    -----------

FINANCING ACTIVITIES:
  Net increase in demand, savings and time deposits                       17,762,109     27,632,419      4,329,371
  Exercise of stock warrants                                                 250,845                        26,895
  Exercise of stock options                                                    8,998                        19,183
  Proceeds from issuance of capital securities                             5,000,000
  Advances of borrowed funds                                                              9,000,000     10,000,000
  Repayments of borrowed funds                                            (9,000,000)   (10,000,000)
                                                                         -----------    -----------    -----------
        Net cash provided by financing activities                         14,021,952     26,632,419     14,375,449
                                                                         -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                      (8,151,502)    18,138,029     (5,166,045)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                              23,444,986      5,306,957     10,473,002
                                                                         -----------    -----------    -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $15,293,484    $23,444,986    $ 5,306,957
                                                                         ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:
    Interest                                                             $ 4,503,465    $ 3,858,282    $ 3,398,628
                                                                         ===========    ===========    ===========

    Income taxes                                                         $   357,000    $   363,663    $   569,956
                                                                         ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Issuance of 20% stock dividend in 1998,
    7.5% and 20% stock dividend in 1997
    and 7.5% stock dividend in 1996:
    Common stock                                                         $   259,040    $   281,413    $    67,185
                                                                         ===========    ===========    ===========

    Capital surplus                                                      $  (259,040)   $   427,149    $   436,703
                                                                         ===========    ===========    ===========

    Accumulated deficit                                                                 $  (708,562)   $  (503,888)
                                                                                        ===========    ===========

  Transfers from loans to real estate owned                              $   248,669
                                                                         ===========

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
--------------------------------------------------------------------------------

1.    ORGANIZATION AND NATURE OF OPERATIONS

      Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding company formed pursuant to Section 3 (a) (1) of the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the Commonwealth of Pennsylvania (the "Commonwealth") on May 31, 1988, to engage in the business of commercial banking through its wholly owned subsidiary, The Madison Bank (the "Bank"). The Bank is a commercial bank chartered under the applicable laws of the Commonwealth and is regulated under the Federal Reserve System by the Federal Reserve Bank. The Bank offers a variety of services to individuals and businesses through its offices in Blue Bell, Conshohocken, Center Square, Strafford, Lansdale and its sixth branch location in Northeast Philadelphia opened which was in 1998. The Bank commenced its operations on August 16, 1989 after receiving the necessary regulatory approval.

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

      Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash maintained in vaults on premises of $773,342 and $832,167 at December 31, 1998 and 1997, respectively, is sufficient to currently meet average reserve balances under federal requirements.

      Investment Securities - The Bank classifies and accounts for debt and equity securities as follows:

      o Securities Held to Maturity - Securities held to maturity are stated at cost adjusted for unamortized purchase premiums and discounts based on management's positive intent and the Bank's ability to hold such investments until maturity considering all reasonably foreseeable conditions and events. Purchase premiums and discounts are amortized to income over the life of the related security. The adjusted cost of a specific security sold is the basis for determining the gain or loss on the sale.

      o Securities Available for Sale - Securities available for sale, carried at approximate fair value, are those management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of shareholders' equity until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statement of operations and are determined using the adjusted cost of the specific security sold.

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

      The Company accounts for impairment of loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, Accounting by Creditors for Impairment of a Loan, and No. 118, Accounting by Creditors for of a Loan Income Recognition and Disclosure. SFAS Nos. 114 and 118 require that certain impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

      Real Estate Owned - Real estate owned consists of two properties acquired by foreclosure. These assets are carried at the lower of cost or estimated fair value less the costs to dispose. Write-downs, if any, at the time of foreclosure are charged against the allowance for loan loss. Subsequent losses in value are charged directly to operations. Costs relating to the development and improvement of real estate owned are capitalized and those relating to the holding of the properties are charged to expense.

      Furniture, Equipment and Leasehold Improvements, Net - Furniture, equipment and leasehold improvements are stated at cost less accumulated depreciation and amortization. Depreciation is computed by the straight-line method and charged to operating expenses over the estimated useful lives of the related assets. Buildings are depreciated over 40 years. The average life for furniture and equipment is 7 years. Leasehold improvements are amortized over the shorter of the estimated useful life or the term of the lease.

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

      Earnings Per Share - Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. The average common shares outstanding have been retroactively restated to reflect the effect of the 20% stock dividend issued in 1998, the 7.5% and 20% stock dividends issued in 1997 and the 7.5% stock dividend issued in 1996. The calculation of the weighted average shares, after giving effect to the stock split, was as follows:

                                                1998           1997       1996
Average common shares outstanding              1,540,453   1,505,622   1,513,117
Increase in shares due to
  options and warrants -
  diluted basis                                   88,877     104,302          --
                                               ---------   ---------   ---------
Adjusted shares outstanding - diluted          1,629,330   1,609,924   1,513,117
                                               =========   =========   =========

      Accounting for Stock Options and Warrants - The Company accounts for stock options and warrants in accordance with SFAS No. 123, Accounting for Stock-Based Compensation which allows the Company to account for compensation expense of the options and warrants using the intrinsic value method as defined in Accounting Principles Bulletin ("APB") Opinion No. 25, Accounting for Stock Issued to Employees. The Company is required to disclose the pro forma net income and earnings per share, calculated using the fair value method for measuring compensation as defined in SFAS No. 123 at the grant date of options and warrants. The Company has not recognized any compensation expense under the intrinsic value method.

      Comprehensive Income - In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which requires an entity to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to shareholders' equity.

      Accounting Principles Issued and Not Yet Adopted - In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999, and will not be applied retroactively to financial statements of prior periods. The impact of this statement will depend on the extent of derivatives and embedded derivatives at the date this statement is adopted.

      Reclassifications - Certain items in the 1996 and 1997 consolidated financial statements have been reclassified to conform with the presentation in the 1998 consolidated financial statements.

3.    INVESTMENT SECURITIES

      A summary of investment securities and their expected maturities, as well as estimated fair values at December 31, 1998 and 1997 is as follows:

                                                                           Gross           Gross
                                                             Amortized    Unrealized     Unrealized       Fair
                                                                Cost        Gains          Losses        Value
Securities to be held to maturity:
  December 31, 1998:
    Debt securities:
      U.S. Government and Federal Agencies                   $  500,000  $    7,031   $               $  507,031
      Municipal and State Government bonds                    1,102,493       4,073#                   1,106,566
                                                             ----------  ----------   -------------   ----------
Total                                                        $1,602,493  $   11,104   $               $1,613,597
                                                             ==========  ==========   =============   ==========

Securities available for sale:
  December 31, 1998:
    Debt securities - U.S. Government and Federal Agencies   $1,000,046  $    9,954   $               $1,010,000
                                                             ----------  ----------   -------------   ----------
Total                                                        $1,000,046  $    9,954   $               $1,010,000
                                                             ==========  ==========   =============   ==========

Securities to be held to maturity:
  December 31, 1997:
    Debt securities:
      U.S. Government and Federal Agencies                   $  500,000  $   10,156                   $  510,156
      Municipal and State Government bonds                    1,105,407       1,808                    1,107,215
                                                             ----------  ----------   -------------   ----------
Total                                                        $1,605,407  $   11,964   $               $1,617,371
                                                             ==========  ==========   =============   ==========

Securities available for sale:
  December 31, 1997:
    Debt securities - U.S. Government and Federal Agencies   $2,999,336  $      910                   $3,000,246
                                                             ----------  ----------   -------------   ----------
Total                                                        $2,999,336  $      910   $               $3,000,246
                                                             ==========  ==========   =============   ==========

      The scheduled maturities of debt securities to be held to maturity and debt securities available for sale at December 31, 1998 were as follows:

                                        Securities to be                           Securities
                                        Held to Maturity                       Available for Sale
                               ----------------------------------       ---------------------------------
                                    Amortized          Fair               Amortized               Fair
                                      Cost             Value                 Cost                 Value
Due in less than 1 year            $  500,000         $  507,031         $1,000,046            $1,010,000
Due from 1 to 5 years                 402,225            403,040
Due from 5 to 10 years                700,268            703,526
                                   ----------         ----------         ----------            ----------
Total                              $1,602,493         $1,613,597         $1,000,046            $1,010,000
                                   ==========         ==========         ==========            ==========

Gross proceeds from the sale of investment securities available for sale in 1997 totaled $998,750, resulting in a gross gain of $575. There were no sales of investment securities in 1998 or 1996.

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

      Loans outstanding are summarized as follows:

                                                      December 31,
                                            ------------------------------
                                                1998            1997
Real estate mortgage loans                  $ 33,743,039    $ 40,594,799
Commercial loans                              72,425,657      52,722,906
Consumer loans                                 9,235,390      10,055,470
                                            ------------    ------------

  Total                                      115,404,086     103,373,175
Less:
  Allowance for loan losses                   (1,111,817)       (936,974)
  Deferred origination fees, net                (472,954)       (255,645)
                                            ------------    ------------

                                           $ 113,819,315   $ 102,180,556
                                            ============    ============


      The Bank grants loans to customers primarily in its local market area which consists primarily of Montgomery County, Pennsylvania. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

      At December 31, 1998, commercial loans have maturities ranging from six months to five years. Further, these loans are granted at both fixed and adjustable rates. Fixed rates range from 5.75% to 12% with adjustable rates ranging from the Bank's prime rate to 3% in excess of prime.

      The composition of fixed and adjustable rate loans as of December 31, 1998 was as follows:

                                   Fixed Rate
--------------------------------------------------------------------------------
Term to Maturity                                                    Book Value

1 month - 1 year                                                  $ 3,001,477
1 year - 3 years                                                   22,897,087
3 years - 5 years                                                  22,785,536
5 years - 30 years                                                 27,620,284
                                                                  -----------
                                                                  $76,304,384
                                                                  ===========

                                 Adjustable Rate
-----------------------------------------------------------------------------
Term to Rate
Adjustment                                                         Book Value

Less than 1 month                                                 $ 3,284,243
 1 month to 1 year                                                 18,122,530
 1 year - 3 years                                                  14,458,791
 3 years - 30 years                                                 3,234,138
                                                                  -----------
                                                                  $39,099,702
                                                                  ===========

An analysis of the activity in the allowance for loan losses is as follows:

                                                 Year Ended December 31,
                                     -----------------------------------------
                                          1998            1997         1996
Balance, beginning of year            $  936,974      $  875,438    $  750,318
                                      ----------      ----------    ----------

Provision charged to operations          440,000         360,000       387,500
                                      ----------      ----------    ----------
Loans charged off:
  Commercial loans                      (214,952)       (295,581)     (328,100)
  Consumer loans                         (61,675)         (4,283)       (6,261)
                                      ----------      ----------    ----------

                                        (276,627)       (299,864)     (334,361)
                                      ----------      ----------    ----------

Recoveries - commercial loans             11,470           1,400        71,981
                                      ----------      ----------    ----------

Balance, end of year                  $1,111,817      $  936,974    $  875,438
                                      ==========      ==========    ==========

The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 1998 and 1997, 100% of the impaired loan balance was measured for impairment based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. SFAS Nos. 114 and 118 do not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows:

The following table summarizes impaired loan information.

                                                                  December 31,
                                                        ---------------------------
                                                           1998             1997
Impaired loans with related reserve for loan losses       $         0    $          0
  calculated under SFAS No. 114
Impaired loans with no related reserve for loan losses
  calculated under SFAS No. 114                             2,142,265       1,571,209
                                                          -----------    ------------

Total                                                     $ 2,142,265      $1,571,209
                                                          ===========    ============
                                                                       Year Ended
                                                                   December 31,
                                                            ------------------------------
                                                                 1998              1997
Average impaired loans                                       $1,842,643        $1,571,209
Interest income recognized on impaired loans                     78,724            71,966
Cash basis interest income recognized on impaired loans          46,353            32,382

      At December 31, 1998, all of the Bank's nonaccrual loans were considered to be impaired loans.

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

      The principal amount of nonaccrual loans at December 31, 1998 and 1997 totaled $1,088,946 and $891,852, respectively. Additional interest income that would have been recorded in 1998 and 1997 under the original terms of nonaccrual loans totaled approximately $92,000 and $81,000, respectively.

      Accruing loans which are contractually past due 90 days or more totaled $2,321,101 and $778,825 at December 31, 1998 and 1997, respectively.
      Interest due on these loans totaled $221,608 and $51,748 at December 31, 1998 and 1997, respectively.

5.    FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      A summary of furniture, equipment and leasehold improvements is as follows:

                                                      December 31,
                                            -----------------------------
                                                1998                 1997
Building and land                            $  678,236        $  262,765
Furniture and equipment                       1,515,903         1,026,406
Leasehold improvements                          368,022           360,954
                                             ----------        ----------

  Total                                       2,562,161         1,650,125
Accumulated depreciation and amortization      (978,688)         (733,641)
                                             ----------        ----------
                                             $1,583,473        $  916,484
                                             ==========        ==========

6.    DEPOSITS

      Interest-bearing deposits have stated rates ranging from 2.05% to 5.68% with a weighted average cost on all deposits of 4.74% at December 31, 1998 and from 2.15% to 5.75% with a weighted average cost on all deposits of 5.16% at December 31, 1997.

      Time deposit accounts outstanding at December 31, 1998 and 1997 mature as follows:

                                                Year Ended December 31,
                                          -------------------------------
                                              1998             1997

Three months or less                      $24,816,936         $20,795,591
Three to twelve months                     35,803,925          31,657,409
Over one year                               8,567,181          18,829,214
                                          -----------         -----------
                                          $69,188,042         $71,282,214
                                          ===========         ===========

      The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 1998 and 1997 was $31,052,033 and
      $34,113,040, respectively. Interest expense attributable to certificates of deposit in denominations of $100,000 or more for the years ended December 31, 1998, 1997 and 1996 amounted to $1,593,915, $1,355,577, and
      $784,646, respectively. These certificates and their remaining maturities are as follows:

                                               December 31,
                                                   1998

Three months or less                          $14,582,349
Three through twelve months                    12,721,928
Over 12 months                                  3,747,756
                                              -----------
                                              $31,052,033
                                              ===========

7.    OTHER BORROWED MONEY

      Other borrowed money at December 31, 1997 consisted of a $9,000,000 FHLB repurchase agreement. The borrowing had an interest rate of 6.75% and matured in January 1998.

8.    GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT

      On June 26, 1998, Madison Capital Trust I (the "Trust"), a statutory business trust created under Delaware law that is a subsidiary of the Company, issued $5,000,000, 9.00% Capital Securities ("Capital Securities") with a stated value and liquidation preference of $1,000 per share. The Trust's obligations under the Capital Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Capital Securities of the Trust were utilized by the Trust to invest in $5,000,000, 9.00% Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of June 30, 2028, on or after June 30, 2003, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, the Company may redeem in whole, but not in part, the Debentures prior to June 30, 2003. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Capital Securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed.

      The Trust is a wholly owned subsidiary of the Company, has no independent operations and issued securities that contained the full and unconditional guarantee of its parent, the Company.

9.    INCOME TAXES

      The Bank's provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                       December 31, 1997
                                       -----------------------------------------------------------------------------------------
                                           1998                       1997                             1996
                                          Amount     Percentage      Amount         Percentage        Amount          Percentage
Tax at federal tax rate                $270,731             35.0%   $410,652              35.0%     $382,985            35.0%

Increase (decrease) resulting from:
  Benefit of surtax exemptions           (7,735)            (1.0)    (11,733)             (1.0)      (10,943)           (1.0)
  Meals and entertainment
    disallowed                           36,512              4.7      30,051               2.6        21,188             1.9
  Tax exempt income                     (18,653)            (2.4)    (18,355)             (1.6)      (18,331)           (1.7)
  Other                                  46,300              6.0       6,198               0.5       (56,024)           (5.1)
                                        -------             ----     -------              ----       -------            ----
                                       $327,155             42.3%   $416,813              35.5%     $318,875            29.1%
                                        =======             ====     =======              ====       =======            ====

      Items that give rise to significant portions of the Company's deferred tax asset, calculated at 35%, are as follows:

                                                           December 31,
                                                         ---------------------
                                                           1998           1997
Deferred tax assets:
  Allowance for loan losses                               $ 242,381   $ 179,252
  Deferred fees                                               7,133       8,567
  Other                                                      68,343      37,793
  Unrealized gain on securities available for sale            2,234          --
                                                          ---------   ---------
           Subtotal                                         320,091     225,612
                                                          ---------   ---------

Deferred tax liabilities -
  Unrealized gains on securities available for sale              --        (309)
                                                          ---------   ---------

           Subtotal                                              --        (309)
                                                          ---------   ---------

Net deferred tax asset                                    $ 320,091   $ 225,303
                                                          =========   =========

      The deferred tax asset is included in other assets on the consolidated statements of financial condition.

      The provision for income taxes for the years ended December 31, 1998, 1997 and 1996 includes the following:

                                     1998               1997               1996

Current taxes                       $ 419,400        $ 481,821        $ 369,875
Deferred taxes                        (92,245)         (65,008)         (51,000)
                                    ---------        ---------        ---------
Total                               $ 327,155        $ 416,813        $ 318,875
                                    =========        =========        =========

10.   COMMITMENTS

      Letters of Credit and Commitments to Lend:

      In the normal course of business, the Bank had commitments to advance funds under outstanding letters of credit of $911,954 and $1,076,000 and unadvanced loan commitments of $13,074,237 and $12,330,000 at December 31, 1998 and 1997, respectively. The unadvanced loan commitments at December 31, 1998 and 1997 were primarily at variable rates. In addition, the Bank had commitments to sell fixed rate residential mortgages of $11,593,638 and $290,900 at December 31, 1998 and 1997, respectively. Commitments are issued in accordance with the same loan policies and underwriting standards as settled loans and represent credit risk should the borrowers fail to repay the amounts extended.

      Leasing Arrangements:

      The Company leases branch offices and certain equipment under noncancelable agreements requiring various minimum annual rentals. In addition to the minimum rents, the Company pays its pro rata share of the building's operating costs. Total operating lease expense for 1998, 1997 and 1996 was $541,901, $456,489, and $384,501, respectively.

      Future minimum lease payments under noncancelable leases are as follows:

                                                                    Year Ending
                                                                    December 31,
                                                                    ------------
1999                                                                  687,871
2000                                                                  714,917
2001                                                                  661,818
2002                                                                  295,328
2003                                                                  656,624
                                                                   ----------
Thereafter                                                         $3,288,177
                                                                   ==========

11.   STOCK OPTION PLANS

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

      In 1996, the Board of Directors approved the adjustment of the exercise price to reflect stock dividends issued.

      In 1997, the Company's shareholders adopted the 1997 Stock Option Plan (the "1997 Plan") providing for the issuance of qualified and non-qualified stock options to the officers and key executives of the Company. The purpose of the 1997 Plan is to promote the interests of the Company by providing incentives to (i) designated officers and other key employees of the Company and (ii) nonemployee members of the Company's Board of Directors, to attract and retain such persons and to encourage them to acquire or increase their proprietary interest in the Company and to maximize the Company's performance during the term of their employment or period of service with the Company. The 1997 Plan replaced the 1989 Plan which was due to expire in 1999. A total of 774,633 shares of common stock have been reserved for issuance pursuant to the 1997 Plan including options which remained issuable under the 1989 Plan. The price at which such options may be issued is determined by a special committee.

      At December 31, 1998, a total of 708,057 options were available for grant under the 1997 Plan. The per share price of exercisable options at December 31, 1998 reflects the adjusted exercise price resulting from stock dividends.

      Transactions during each of the last three years, adjusted for stock dividends, are as follows:

                                               Exercise Price      Weighted
                                                 Per Share      Average Exercise
                                    Shares         Price        Price Per Share

Exercisable, January 1, 1996      58,262        $4.79 - $5.34         $ 5.64

Exercised                         (5,446)       $5.13
                                  ------
Exercisable, December 31, 1996    52,816        $4.79 - $5.34         $ 5.24

Issued                             8,698        $7.22
                                  ------
Exercisable, December 31, 1997    61,514        $4.79 - $7.22         $ 5.24

Issued                             7,200        $10.40

Exercised                         (2,138)       $4.94 - $5.13
                                  ------
Exercisable, December 31, 1998    66,576        $3.83 - $10.40        $ 4.94
                                  ======

      At December 31, 1998, the options exercisable had a weighted average remaining contractual life of 3.91 years.

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

      Had compensation cost for the Company's stock option plan been determined based on the fair value at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                       1998         1997

Net income:                           As reported  $  446,362   $  756,478
                                      Pro forma       412,695      699,465

Diluted earnings per share            As reported  $     0.27    $    0.47
                                      Pro forma          0.25         0.43

    Significant assumptions used to calculate the above fair value of the awards are as follows:

                                                        1998             1997
Risk free interest rate of return                       6.00%            6.00%
Expected option life                                 120 months       120 months
Expected dividends                                       $0               $0
Expected volatility                                    35.00%           35.00%

12.   WARRANTS AUTHORIZED

      In connection with the initial offering of the Company's common stock, the Company's directors received warrants to purchase shares of common stock. These offering warrants are nontransferable and expire between 1999 and 2002. The warrants had an initial exercise price of $10 per share. As a result of stock dividends issued by the Company, the exercise price was adjusted by the Board of Directors. At December 31, 1998, warrants have an exercise price of $4.27 per share. As of December 31, 1998, there were 84,412 warrants outstanding and 48,423 were exercised in 1998. Warrants outstanding have been adjusted to reflect stock dividends.

13.   PROFIT SHARING

      Effective March 1, 1993, the Bank adopted a 401(k) profit sharing plan to provide eligible employees with additional income upon their retirement. Participants may contribute up to 15% of their annual compensation to the plan subject to Internal Revenue Service limitations. The Bank contributes an amount equal to 50% of each participant's contribution, up to 2% of their compensation. Contributions made by the Bank during the years ended December 31, 1998, 1997 and 1996 were approximately $41,881, $20,313, and
      $13,977 respectively.

14.   SHAREHOLDERS' EQUITY

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

      On May 19, 1998, the Board of Directors declared a 20% stock dividend payable to all shareholders of record on June 3, 1998. Per share computations reflect the changes in the number of shares resulting from these dividends.

15.   RELATED PARTY TRANSACTIONS

      Loans to directors, officers, employees, and their affiliates and/or business interests must be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment.

      A summary of unpaid principal balances of loans outstanding to directors, officers, employees and their business interests is as follows:

                                                        December 31,
                                            ------------------------------------
                                                     1998                  1997

Beginning of period                            $6,123,101            $5,929,059
Borrowings                                      2,414,893               816,369
Principal repayments                             (707,353)             (622,327)
                                               ----------            ----------

End of period                                  $7,830,641            $6,123,101
                                               ==========            ==========

      Certain directors of the Company are partners in an entity from which the Bank leases office space (Note 10). Rental payments for the office space were approximately $284,000, $263,000, and $256,000, for the years ended December 31, 1998, 1997 and 1996, respectively. In the opinion of management, all aspects of this transaction, including the lease and amendments thereto, have been negotiated on an arms-length basis and the resultant terms are no less favorable than those that could be obtained from third parties.

16.   FAIR VALUE OF FINANCIAL INSTRUMENTS

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

                                               1998                                        1997
                                          ---------------------------     -------------------------
                                                            Estimated                     Estimated
                                              Carrying         Fair         Carrying        Fair
                                               Amount          Value          Amount        Value
                                           (In Thousands)                 (In Thousands)
Assets:
  Cash and cash equivalents                  $ 15,293      $ 15,293      $ 23,445     $ 23,445
  Investment securities held to maturity        1,602         1,614         1,605        1,617
  Investment securities available for sale      1,010         1,010         3,000        3,000
  Federal Home Loan Bank Stock                    527           527           480          480
  Federal Reserve Bank Stock                      176           176           176          176
  Loans, net                                  113,819       113,957       102,181      104,766
  Mortgage loans held for sale                 11,594        11,594           291          291

Liabilities:
  Deposits:
    Noninterest-bearing deposits               23,423        23,423        16,076       16,076
    Interest-bearing deposits                  11,785        11,785         8,164        8,164
    Savings deposits                           11,089        11,089         5,270        5,270
    Money market deposits                      17,109        17,109        14,040       14,040
    Time deposits                              69,188        69,238        71,282       71,464
    Borrowed funds                                 --            --         9,000        9,000
    Guaranteed preferred beneficial
      interest in subordinated debt             5,000         5,000            --           --

      Cash and Cash Equivalents - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

      Investment Securities - For investment securities, fair values are based on quoted market prices or dealer quotes.

      Federal Home Loan Bank (FHLB) and Federal Reserve Bank (FRB) Stock Although FHLB and FRB stock is an equity interest in an FHLB or FRB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

      Loans - The fair value was estimated based on quoted market prices and current rates.

      Mortgage Loans Held for Sale - The carrying amount is a reasonable estimate of fair value.

      Deposits - The fair value of all deposit accounts except time deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using rates currently offered for deposits of similar remaining maturities.

      Borrowed Funds - The fair value of borrowed funds is the amount payable on demand at the reporting date.

      Guaranteed Preferred Beneficial Interest in Subordinated Debt - The fair value is based on a present value estimate using rates currently offered for instruments of similar remaining maturity.

      Commitments to Extend Credit and Letters of Credit - The majority of the Company's commitments to extend credit and letters of credit carry current market interest rates if converted to loans. Because commitments to extend credit and letters of credit are generally unassignable by either the Company or the borrower, they only have value to the Company and the borrower. The estimated fair value approximates the recorded deferred fee amounts, which are not significant.

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1998 and 1997. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

17.   REGULATORY MATTERS

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

      The most recent notification from the Commonwealth of Pennsylvania Department of Banking (as of December 31, 1998) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. Due to the growth of assets, the capital ratios at December 31, 1998 do not meet the requirement to be categorized as well capitalized. To be categorized as adequately capitalized, the Bank must maintain minimum Tier 1 Capital, Total Risk-Based Capital and Leverage Ratios as set forth in the table.

      The Bank's actual capital amounts and ratios are presented in the table below:

                                                                                     To be Considered
                                                                                     Well Capitalized
                                                                  Required for        Under Prompt
                                                                 Capital Adequacy    Corrective Action
                                               Actual              Purposes              Provisions
                                         -------------------   -------------------  --------------------
                                            Amount     Ratio   Amount        Ratio   Amount        Ratio
At December 31, 1998:
  Tier 1 capital (to risk-weighted
     assets)                              $10,694      10.72%    $ 4,405       4.00%   $ 6,607      6.00%
  Total capital (to risk-weighted
    assets)                                11,806       9.71       8,809       8.00     11,012     10.00
  Tier 1 capital (to average assets)       10,694       8.26       5,180       4.00      6,475      5.00

At December 31, 1997:
  Tier 1 capital (to risk-weighted
     assets)                              $ 8,729       9.02%    $ 3,795       4.00%   $ 5,693      6.00%
  Total capital  (to risk-weighted
     assets)                                9,666       9.98       7,749       8.00      9,685     10.00
  Tier 1 capital (to average assets)        8,729       7.17       4,870       4.00      6,087      5.00

      The Company's Tier 1 capital (to risk-weighted assets), total capital (to risk-weighted assets) and Tier 1 capital (to average assets) ratios were 10.72%, 9.71%, and 8.26% at December 31, 1998, and 9.02%, 9.98% and 7.17%
      at December 31, 1997, respectively.

18.   PARENT COMPANY FINANCIAL INFORMATION

      The financial statements of Madison Bancshares Group, Ltd. (Parent Only) as of December 31, 1998 and 1997 and for each of the three years in the period ended December 31, 1998 are presented herein.

                                                                             December 31,
                                                                   -----------------------------
                                                                        1998             1997
BALANCE SHEETS
ASSETS:
  Cash                                                               $    50,223      $     6,566
  Investment in subsidiary                                            14,168,134        8,731,152
  Other assets                                                           232,035              500
                                                                     -----------      -----------
TOTAL                                                                $14,450,392      $ 8,738,218
                                                                     ===========      ===========

LIABILITIES:
  Accrued expenses and other liabilities                             $         0      $         0
  Guaranteed preferred beneficial interest in subordinated debt        5,000,000               --
                                                                     -----------      -----------
           Total liabilities                                           5,000,000                0
                                                                     -----------      -----------

SHAREHOLDERS' EQUITY:
  Common stock                                                         1,562,018        1,252,773
  Capital surplus                                                      7,563,433        7,612,835
  Accumulated earnings (deficit)                                         318,371         (127,991)
  Accumulated other comprehensive income                                   6,570              601
                                                                     -----------      -----------
           Total shareholders' equity                                  9,450,392        8,738,218
                                                                     -----------      -----------
TOTAL                                                                $14,450,392      $ 8,738,218
                                                                     ===========      ===========

                                                                              Year Ended December 31,
                                                               -------------------------------------------------
                                                                     1998               1997             1996
STATEMENTS OF OPERATIONS
Interest income                                                 $    25,512       $       274       $       444
Operating expenses                                                 (335,163)          (87,613)         (235,224)
                                                                -----------       -----------       -----------
Loss before equity in undistributed income from subsidiary         (309,651)          (87,339)         (234,780)

Equity in undistributed income of subsidiary, Madison Bank          756,013           843,817           775,367
                                                                -----------       -----------       -----------
NET INCOME                                                      $   446,362       $   756,478       $   540,587
                                                                ===========       ===========       ===========

STATEMENTS OF CASH FLOWS

Operating Activities:
  Net income                                                    $   446,362       $   756,478       $   540,587
  Adjustments to reconcile net income to net
    cash used in operating activities:
  Equity in undistributed income of subsidiary                     (756,013)         (843,817)         (775,367)
  Decrease in accrued expenses and other liabilities                                  (11,494)          (15,506)
  Decrease (increase) in receivable from subsidiary              (4,675,000)           63,110            25,001
  Increase in other assets                                         (231,535)
                                                                -----------       -----------       -----------
           Net cash used in operating activities                 (5,216,186)          (35,723)         (225,285)
                                                                -----------       -----------       -----------

Financing Activities:
  Proceeds from issuance of debentures                            5,000,000
  Exercise of stock options                                           8,998                              19,183
  Exercise of stock warrants                                        250,845                              26,895
  Dividend from subsidiary                                                                              199,920

                                                                -----------                         -----------
           Net cash provided by financing activities              5,259,843                             245,998
                                                                -----------                         -----------
NET INCREASE (DECREASE) IN CASH                                      43,657           (35,723)           20,713

CASH, BEGINNING OF YEAR                                               6,566            42,289            21,576

                                                                -----------       -----------       -----------
CASH, END OF YEAR                                               $    50,223       $     6,566       $    42,289
                                                                ===========       ===========       ===========

19.   QUARTERLY DATA (UNAUDITED)

      The unaudited quarterly results of operations for 1998 and 1997 were as follows:

                                                                     Year Ended December 31, 1998
                                 ----------------------------------------------------------------------------------------
                                        March 31            June 30      September 30      December 31          Total
Interest income                      $ 2,633,727       $ 2,596,151        $ 2,864,574       $ 3,000,904       $11,095,356
Interest expense                       1,218,746         1,185,654          1,242,921         1,325,815         4,973,136
                                     -----------       -----------        -----------       -----------       -----------

Net interest income                    1,414,981         1,410,497          1,621,653         1,675,089         6,122,220
Provision for loan losses                120,000           110,000             90,000           120,000           440,000
                                     -----------       -----------        -----------       -----------       -----------

  Net                                  1,294,981         1,300,497          1,531,653         1,555,089         5,682,220

Other noninterest income                 231,404           213,589            380,098           665,582         1,490,673
Other noninterest expenses             1,266,111         1,500,397          1,675,283         1,957,585         6,399,376
                                     -----------       -----------        -----------       -----------       -----------

Net income before income taxes           260,274            13,689            236,468           263,086           773,517

Provision for income taxes                72,244            26,000             75,302           153,609           327,155
                                     -----------       -----------        -----------       -----------       -----------

Net income                           $   188,030       $   (12,311)       $   161,166       $   109,477       $   446,362
                                     ===========       ===========        ===========       ===========       ===========

Per share data - Diluted
  earnings per share                 $      0.14       $     (0.01)       $      0.11       $      0.07       $      0.27
                                     ===========       ===========        ===========       ===========       ===========

                                                                     Year Ended December 31, 1997
                                 -----------------------------------------------------------------------------------------
                                        March 31            June 30       September 30      December 31           Total
Interest income                       $2,261,812         $2,339,168         $2,440,729       $2,583,354        $9,625,063
Interest expense                       1,009,988          1,062,554          1,094,673        1,223,881         4,391,096
                                      ----------         ----------         ----------       ----------        ----------

Net interest income                    1,251,824          1,276,614          1,346,056        1,359,473         5,233,967
Provision for loan losses                 90,000             90,000             90,000           90,000           360,000
                                      ----------         ----------         ----------       ----------        ----------

  Net                                  1,161,824          1,186,614          1,256,056        1,269,473         4,873,967

Other noninterest income                 155,280            190,218            198,588          207,350           751,436
Other noninterest expenses             1,068,447          1,120,503          1,016,191        1,246,971         4,452,112
                                      ----------         ----------         ----------       ----------        ----------

Net income before income taxes           248,657            256,329            438,453          229,852         1,173,291

Provision for income taxes                86,000             92,000            122,271          116,542           416,813
                                      ----------         ----------         ----------       ----------        ----------

Net income                            $  162,657         $  164,329         $  316,182       $  113,310        $  756,478
                                      ==========         ==========         ==========       ==========        ==========

Per share data - Diluted earnings
  per share                           $     0.13         $     0.13         $     0.18       $     0.13        $     0.47
                                      ==========         ==========         ==========       ==========        ==========


Notes: Per share data has been retroactively restated to reflect the effect of stock dividends. Net income per common share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income per common stock.

                                     ******

ITEM 8    - Changes in and  Disagreements  with Accountants on Accounting and Financial Disclosure

            Not applicable.

                                    PART III

ITEM 9    - Directors  and  Executive  Officers,  Promoters  and Control
            Persons; Compliance with Section 16(a) of the Exchange Act

            The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1999 annual meeting of Shareholders.

ITEM 10   - Executive Compensation

            The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1999 annual meeting of the shareholders.

ITEM 11   - Security Ownership of Certain Beneficial Owners and Management

            The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1999 annual meeting of the shareholders.

ITEM 12   - Certain Relationships and Related Transactions

            The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 1999 annual meeting of the shareholders.

ITEM 13   - Exhibits and Reports on Form 8-K

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

3(a)  Amended and Restated Articles of Incorporation of the Company*      N/A

3(b)  Amended and Restated Bylaws of the Company**                        N/A

4(c)  Form of Warrant of the Company***                                   N/A

10(a) Lease Agreement, dated February 20, 1989, by and between Madison
      Bancshares Group, Ltd. and Blue Bell Office Campus Associates****   N/A

10(b) Madison Bancshares Group, Ltd.  1997 Stock Option Plan*****         N/A

10(c) Amended and Restated Declaration of Trust of Madison Capital
      Trust I dated July 13, 1998.******                                  N/A

10(d) Indenture between Madison Bancshares Group, Ltd. and Christiana
      Bank and Trust Company, as Trustee, dated July 13, 1998.******      N/A

10(e) Capital Securities Guarantee between Madison Bancshares Group,
      Ltd. and Christiana Bank and Trust Company, as Trustee, dated
      July 13, 1998.******                                                N/A

10(f) Agreement, dated May 5, 1998, as Amended, to Conduct Mortgage
      Banking Business

21    Subsidiaries of the Registrant

27    Financial Data Schedule

----------

* Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.
** Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.
*** Incorporated by reference from Exhibit No. 4 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.
**** Incorporated by reference from Exhibit No. 10(d) to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.
***** Incorporated by reference from Exhibit A to the Company's 1997 Definitive Proxy Statement, dated April 18, 1997. All other schedules and exhibits are omitted because they are not applicable or the required information is set out in the financial statements or the notes thereto.
****** Incorporated by reference from Exhibit No. 10 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.

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

                               MADISON BANCSHARES GROUP, LTD.

                               By: /s/Peter DePaul
                                   --------------------------------------------
                                   Chairman of the Board

                               By: /s/Vito A. DeLisi
                                   --------------------------------------------
                                   Vito A. DeLisi, President

                               By: /s/E. Cheryl Hinkle
                                   --------------------------------------------
                                   E. Cheryl Hinkle
                                   Assistant Secretary and Treasurer
                                   (Principal Accounting and Financial Officer)

                         ------------------------------

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.


      March 30, 1999                    /s/Vito A. DeLisi
                                        ---------------------------------------
                                        Vito A. DeLisi, President
                                        and Director

      March 30, 1999                    /s/Peter DePaul
                                        ---------------------------------------
                                        Peter DePaul
                                        Chairman of the Board

      March 30, 1999                    /s/Philip E. Hughes, Jr.
                                        ---------------------------------------
                                        Philip E. Hughes, Jr.
                                        Director and Vice Chairman of the Board

      March 30, 1999                    /s/Frank R. Iacobucci
                                        ---------------------------------------
                                        Frank R. Iacobucci, Director

      March 30, 1999                    /s/Arnold M. Katz
                                        ---------------------------------------
                                        Arnold M. Katz, Director

      March 30, 1999                    /s/Lorraine C. King
                                        ---------------------------------------
                                        Lorraine C. King, Director

      March 30, 1999                    /s/Kathleen A. Kucer
                                        ---------------------------------------
                                        Kathleen A. Kucer, Director

      March 30, 1999                    /s/ Michael O'Donoghue
                                        ---------------------------------------
                                        Michael O'Donoghue, Director

      March 30, 1999                    /s/Salvatore Paone
                                        ---------------------------------------
                                        Salvatore Paone, Director

      March 30, 1999                    /s/Donald J. Reape
                                        ---------------------------------------
                                        Donald J. Reape, Director

      March 30, 1999                    /s/Blaine W. Scott
                                        ---------------------------------------
                                        Blaine W. Scott, Director