Form 10KSB40/A
period 1998-12-31
MADISON BANCSHARES GROUP LTD
filed 1999-04-30
CIK 846809

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB/A

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

    For the Fiscal Year Ended December 31, 1998

                                          OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

    For the transition period from ______ to _______

                         Commission file number: 0-17539
                         MADISON BANCSHARES GROUP, LTD.
-------------------------------------------------------------------------------
                 (Name of Small Business Issuer In Its Charter)

               PENNSYLVANIA                             23-25132079
------------------------------              -----------------------------------
(State Or Other Jurisdiction of            (IRS Employer Identification Number)
Incorporation or Organization)

1767 SENTRY PARKWAY WEST, BLUE BELL, PA              19422
-------------------------------------------------------------------------------
(Address of Principal Executive Offices)           (Zip Code)

Issuer's telephone number, including area code:      (215) 641-1111
                                               --------------------------------
Securities registered under Section 12(b) of the Act:   None.

         TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
-------------------------------       -----------------------------------------

-------------------------------       -----------------------------------------

-------------------------------       -----------------------------------------

Securities registered under Section 12(g) of the Act:

                     COMMON STOCK, $1.00 PAR VALUE PER SHARE
-------------------------------------------------------------------------------
                                (Title of Class)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   X      NO
     ---        ---

Check if there is no disclosures of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

State the Issuer's revenues for its most recent fiscal year:  $12,586,029

State the aggregate market value of the voting common stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. $10,150,433 based on the average of the bid and asked on the National Association Securities Dealers Automated Quotation System on April 8, 1999.*

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date. 1,562,018 as of April 8, 1999.




Transitional Small Business Disclosure Format (Check one):  Yes     No    X
                                                                ---      ---

Documents incorporated by reference:  None.

* Excluded from such market value computation are the approximately 350,026 issued and outstanding shares beneficially owned by executive officers and directors of Issuer and its subsidiary. Included in such computation are the 72,151 shares beneficially owned by First Union Bank, NA (constituting approximately 4.6% of the issued and outstanding shares of the Issuer).

                         MADISON BANCSHARES GROUP, LTD.

                                  FORM 10-KSB/A


                                                                                                               PAGE
PART III

Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a)
              of the Exchange Act.........................................................................     3
Item 10    Executive Compensation.........................................................................     6
Item 11    Security Ownership of Certain Beneficial Owners and Management.................................     8
Item 12    Certain Relationships and Related Transactions.................................................     9
Item 13    Exhibits and Reports on Form 8-K...............................................................    10


           The Issuer hereby amends Part III of its Annual Report on Form 10-KSB for the year ended December 31, 1998 (the "Annual Report") as set forth in the pages attached hereto. Capitalized terms used herein and not otherwise defined have the meanings ascribed to such terms in the Annual Report.


                                    PART III

ITEM 9.         DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
                COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Certain information concerning the present directors and executive officers of Madison Bancshares Group, Ltd. (the "Corporation") is set forth below. The Corporation's Bylaws provide for the classification of Directors into three classes, as nearly equal in number as possible, with approximately one-third of the Directors to be elected annually for three-year terms. Class II Directors are to be elected at the Corporation's 1999 Annual Meeting of Shareholders. Class I Directors are to be elected in 2000 and Class III Directors are to be elected in 2001.


NAME                             POSITION WITH CORPORATION                                  AGE      DIRECTOR SINCE
----                             -------------------------                                  ---      --------------
Peter DePaul ................... Chairman (Class III)                                        71           1988
Arnold M. Katz, CLU............. Director (Class II)                                         59           1988
Lorraine C. King, M.D........... Director (Class II)                                         57           1988
Michael O'Donoghue, Esq......... Director (Class II)                                         56           1991
Philip E. Hughes, Esq........... Director (Class I)                                          50           1988
Kathleen A. Kucer, M.D.......... Director (Class I)                                          47           1988
Blaine W. Scott, III............ Director (Class I)                                          72           1988
Vito A. DeLisi.................. Executive Vice President and Director (Class III);          50           1988
                                 President and Chief Executive Officer of the Bank
Francis R. Iacobucci............ Director (Class III)                                        69           1988
Donald J. Reape................. Director (Class III)                                        61           1994
Salvatore S. Paone.............. Director (Class III)                                        54           1998
Thomas J. Coletti............... Executive Vice President of the Bank                        45            --
E. Cheryl Hinkle................ Senior Vice President, Assistant Secretary                  44            --
                                 Secretary and Assistant Treasurer; Senior Vice
                                 President and Chief Financial Officer of the Bank


         PETER DEPAUL, age 71, has served as a Director of the Corporation since 1988 and the Bank since 1989. Since March, 1996, he has served as Chairman of the Board of Directors of the Corporation and since April , 1996, as President and Chief Executive Officer of the Corporation and Chairman of the Bank. Mr. DePaul also serves as a member of the Corporation's Executive, Audit and Executive Compensation/Stock Option Committees. Mr. DePaul is the Managing Partner of the DePaul Group of Companies, headquartered in Blue Bell, Pennsylvania, specializing in the real estate, construction, health care and hospitality industries. In addition, Mr. DePaul serves on the Board of Trustees of Temple University, the Board of Directors of the Philadelphia Heart Institute of Presbyterian Hospital and the Board of Directors of Independence Blue Cross. Mr. DePaul is the brother-in law of Michael O'Donoghue, who is a Director of the Corporation.

         ARNOLD M. KATZ, CLU, age 59, has served as a Director of the Corporation since 1988 and the Bank since 1989. Mr. Katz also serves as a member of the Corporation's Executive Committee. Mr. Katz is President of Brokerage Concepts, Inc., a distributor of life and health insurance and the largest privately held third party administrator in America . Mr. Katz is Chairman of the Board of Brokers Service, Inc. and the president of several companies in the life and health insurance field. Mr. Katz serves as a member of the executive committee of the Police Athletic League, the Board of Trustees of Albert Einstein Health Care Foundation and the Golden Slipper Foundation.

         LORRAINE C. KING, M.D., age 57, has served as a Director of the Corporation since 1988 and the Bank since 1989. Dr. King serves as a member of the Audit and Executive Compensation/Stock Option Committees. Dr. King specializes in the field of reproductive endocrinology and infertility and is President of L.C. King M.D., P.C. and Diagnostic Endocrinology Associates. Dr. King is a member of the Philadelphia College of Physicians and an Associate Professor of OB/GYN. Dr. King is also a staff physician at Thomas Jefferson University Hospital and the author of scholarly articles on the subject of reproductive endocrinology.

         MICHAEL O'DONOGHUE, age 56, has served as a Director of the Corporation and the Bank since 1991. Mr. O'Donoghue serves as Chairman of the Audit Committee, member of the Executive Committee and Executive Compensation/Stock Option Committee. Mr. O'Donoghue is a senior partner in the law firm of Wisler, Perlstein, Talone, Craig, Garity and Potash located in Blue Bell, Pennsylvania. Mr. O'Donoghue serves as a member of the Board of Directors of the Southeastern Pennsylvania Transportation Authority (SEPTA). Mr. O'Donoghue formerly served on the Board of Directors of the Montgomery County Bar Association and as editor of the Montgomery County Law Reporter. Mr. O'Donoghue is the brother-in-law of Peter DePaul, who is the Chairman, President and Chief Executive Officer of the Corporation and Chairman of the Bank.

         PHILIP E. HUGHES, JR., age 50, has served as a Director of the Corporation since 1988 and the Bank since 1989. Mr. Hughes also serves as Secretary/Treasurer and Chief Financial Officer of the Corporation, Vice Chairman and Treasurer of the Bank and a member of the Executive and Executive Compensation/Stock Option Committee. Mr. Hughes is an attorney at law, a certified public accountant and Director of Taxation of Schiffman Hughes Brown, a regional certified public accounting firm. Mr. Hughes serves on the Board of the Philadelphia Senior Center and formerly served on the Board of Trustees of LaSalle University and Chairman of the Board of Trustees of the Roxborough YMCA.

         KATHLEEN A. KUCER, M.D., age 47, has been a Director of the Corporation since 1988 and the Bank since 1989. Dr. Kucer also serves as a member of the Executive and Audit Committees. Dr. Kucer is Chairman of the Department of Dermatology at Grandview Hospital and the author of scholarly articles on the subject of Dermatology. Dr. Kucer conducts skin cancer prevention screenings for the Grand View Community and is an active participant in Norristown's Habitat for Humanity projects.

         BLAINE W. SCOTT, III, age 72, has been a Director of the Corporation since 1988 and the Bank since 1989. Mr. Scott also serves as a member of the Corporation's Executive, Audit and Executive Compensation/Stock Option Committees. Mr. Scott is President and Chief Executive Officer of Upper Merion Investment Corporation, a real estate and restaurant management company. Mr. Scott is also Secretary/Treasurer and Chief Financial Officer of Baron's Inne. Mr. Scott was formerly a Trustee of Valley Forge Military Academy and College and Temple University and a member of the Pennsylvania Republican State Committee. Mr. Scott is a Director Emeritus of the King of Prussia Chamber of Commerce.

         VITO A. DELISI, age 50, has served as a Director and Executive Vice President of the Corporation since 1988 and President and Chief Executive Officer of Madison Bank, a wholly-owned subsidiary of the Corporation (the "Bank"), since 1989. Mr. DeLisi also serves as chairman of the Executive Committee.

         FRANCIS R. IACOBUCCI, age 69, has served as a Director of the Corporation since 1988 and the Bank since 1989. Mr. Iacobucci also serves as a member of the Executive Compensation/Stock Option Committee. Mr. Iacobucci is President and co-founder of the Iacobucci Organization and Consolidated Carpenters, Inc., builder of residential housing and commercial and industrial complexes.

         DONALD J. REAPE, age 61, has been a Director of the Corporation and the Bank since 1994. Mr. Reape is President of Donald J. Reape and Associates, a real estate company specializing in appraisals, mortgage banking and development.

         SALVATORE S. PAONE, age 54, has been a Director of the Corporation and the Bank since 1998. Mr. Paone is President of S. Paone Inc., S. Paone Realty Inc., P.C.I. Builders, Inc., S. Paone Homes Corp. and S.T.M., Inc. Mr. Paone also is General Partner in various real estate business throughout the Philadelphia area.

         THOMAS J. COLETTI, age 45, has served as Executive Vice President of the Bank since 1990.

         E. CHERYL HINKLE, age 44, has served as Senior Vice President, Assistant Secretary and Assistant Treasurer of the Corporation and Senior Vice President and Chief Financial Officer of the Bank since 1988.

         COMPENSATION OF THE BOARD OF DIRECTORS

         During 1998, members of the Boards of Directors of the Corporation and the Bank were compensated at the following rates for their services: the Chairman of the Board received $500 per Board meeting and $350 per Committee meeting attended; each other Director received $350 per Board meeting and $350 per Committee meeting attended.

         During 1998, an aggregate of $155,000 was paid to directors for their services. No director received more than $33,650.


                          COMPLIANCE WITH SECTION 16(a)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Corporation's directors, certain of its officers and persons who own more than ten percent of the Corporation's Common Stock (collectively, the "Reporting Persons") to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Corporation with copies of these reports.

         Based on the Corporation's review of the copies of these reports received by it, and representations received from Reporting Persons, the Corporation believes that all filings required to be made by the Reporting Persons for the period January 1, 1998 through December 31, 1998 were made on a timely basis.

ITEM 10.          EXECUTIVE COMPENSATION

         The following table shows the annual compensation of the Chief Executive Officer of each of the Corporation and the Bank and the Corporation's three most highly compensated executive officers for the fiscal years 1998, 1997 and 1996.

                                            SUMMARY COMPENSATION TABLE



                                                                                                LONG-TERM
                                            ANNUAL COMPENSATION                            COMPENSATION AWARDS
                                                                       OTHER
                                                                       ANNUAL         SECURITIES
        NAME & PRINCIPAL                                            COMPENSATION      UNDERLYING         ALL OTHER
          POSITION (a)            YEAR    SALARY ($)   BONUS ($)        ($)        OPTIONS/SARS (#)  COMPENSATION ($)
                                   (b)        (c)          (d)        (e) (1)            (g)                (i)
                                ---------------------------------------------------------------------------------------
Vito A. DeLisi                    1998      $175,000     $60,000            $6,000        0                $10,568  (2)
Executive Vice President and      1997       175,000      60,000             4,200        0                  8,278  (3)
Director of the Corporation;      1996       175,000      50,000             4,725        0                  8,646  (4)
President, Chief Executive
Officer and Director of the Bank


Thomas J. Coletti                 1998      $112,875     $18,000                 0        0                 $3,846  (5)
Executive Vice President of the   1997       107,500      18,000                 0        0                  2,550  (6)
Bank                              1996       102,300      15,000                 0        0                  2,446  (7)

E. Cheryl Hinkle                  1998      $100,000     $15,000             3,600        0                 $2,583  (8)
Senior Vice President and Chief   1997        95,000      15,000             2,400        0                  1,737  (9)
Financial Officer of the Bank;    1996        90,000      10,000             2,600        0                  1,074 (10)
Senior Vice President, Assistant
Secretary and Assistant
Treasurer of the Corporation


(1) All amounts listed in this column represent amounts paid to the listed person for their services as a member of the Board of Directors or, in the case of Ms. Hinkle, amounts paid for services in connection with attending meetings of the Board of Directors.

(2) Includes $6,270 paid by the Bank for premium on life and disability insurance policies for the benefit of Mr. DeLisi and $4,298 contributed by the Corporation to a defined contribution plan for the benefit of Mr. DeLisi.

(3) Includes $5,519 paid by the Bank for premium on life and disability insurance policies for the benefit of Mr. DeLisi and $2,759 contributed by the Corporation to a defined contribution plan for the benefit of Mr. DeLisi.

(4) Includes $5,292 paid by the Bank for premium on life and disability insurance policies for the benefit of Mr. DeLisi and $3,354 contributed by the Corporation to a defined contribution plan for the benefit of Mr. DeLisi.

(5) Includes $404 paid by the Bank for premiums on a life insurance policy for the benefit of Mr. Coletti and $3,442 contributed by the Bank to a defined contribution plan for the benefit of Mr. Coletti.

(6) Includes $404 paid by the Bank for premiums on a life insurance policy for the benefit of Mr. Coletti and $2,146 contributed by the Bank to a defined contribution plan for the benefit of Mr. Coletti.

(7) Includes $296 paid by the Bank for premiums on a life insurance policy for the benefit of Mr. Coletti and $2,150 contributed by the Bank to a defined contribution plan for the benefit of Mr. Coletti.

(8) Includes $253 paid by the Bank for premiums on a life insurance policy for the benefit of Ms. Hinkle and $2,330 contributed by the Bank to a defined contribution plan for the benefit of Ms. Hinkle.

(9) Includes $687 paid by the Bank for premiums on a life insurance policy for the benefit of Ms. Hinkle and $1,050 contributed by the Bank to a defined contribution plan for the benefit of Ms. Hinkle.

(10) Includes $674 paid by the Bank for premiums on a life insurance policy for the benefit of Ms. Hinkle and $400 contributed by the Bank to a defined contribution plan for the benefit of Ms. Hinkle.

EMPLOYMENT ARRANGEMENTS

         VITO A. DELISI. Mr. DeLisi serves as President of the Corporation and President and Chief Executive Officer of the Bank. Mr. DeLisi receives an annual base salary of $175,000, a car allowance, four (4) weeks of paid vacation, reimbursement of expenses reasonably incurred in the performance of his duties and life insurance in the face amount of $1,000,000.

         In the event that Mr. DeLisi's services were terminated due to disability, he will be entitled to the continuation of his annual salary and/or the payment to him of benefits under any disability insurance policy up to the aggregate amount of $200,000. Mr. DeLisi will be granted stock options to purchase an aggregate number of shares of the Common Stock of the Corporation equal to five percent of the issued and outstanding Common Stock immediately prior to any merger or acquisition. Such options will only be exercisable by Mr. DeLisi in the event of such a merger or acquisition. Such options would be exercisable for a period of five years at an exercise price equal to the highest per share price to be paid by the surviving or acquiring entity. In addition, Mr. DeLisi would be entitled to receive a lump sum payment equal to the total compensation paid to him or earned by him for the twelve month period preceding the termination of his services to the Corporation, up to an aggregate amount of $200,000.

         THOMAS J. COLETTI. Mr. Coletti serves as Executive Vice President of the Bank at an annual salary of $125,000. Mr. Coletti will be granted stock options to purchase an aggregate number of shares of the Common Stock of the Corporation equal to 1% of the issued and outstanding Common Stock immediately prior to any merger or acquisition. Such options would be exercisable for a period of five years at an exercise price equal to the highest per share price to be paid by the surviving or acquiring entity. In addition, Mr. Coletti would be entitled to receive a lump sum payment equal to one-half the total compensation paid to him or earned by him for the twelve month period preceding the termination of his services to the Corporation, up to an aggregate amount of $100,000.

         E. CHERYL HINKLE. Ms. Hinkle serves as Senior Vice President and Chief Financial Officer of the Bank and Senior Vice President, Assistant Secretary and Assistant Treasurer of the Corporation at an annual salary of $110,000. Ms. Hinkle will be granted stock options to purchase an aggregate number of shares of the Common Stock of the Corporation equal to 1% of issued and outstanding Common Stock immediately prior to any merger or acquisition. Such options would be exercisable for a period of five years at an exercise price equal to the highest per share price to be paid by the surviving or acquiring entity. In addition, Ms. Hinkle would be entitled to receive a lump sum payment equal to one-half the total compensation paid to her or earned by her for the twelve month period preceding the termination of her services to the Corporation, up to an aggregate amount of $100,000.


ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information as of April 15, 1999 with respect to the shares of the Corporation's Common Stock beneficially owned by each director and executive officer of the Corporation, by all directors and executive officers as a group and by each person who is known by the Corporation to own beneficially five percent or more of the Corporation's Common Stock (based on 1,562,018 shares of the Corporation's Common Stock outstanding as of April 15, 1999). The information in the table concerning persons known by the Corporation to own beneficially five percent or more of the Corporation's Common Stock is derived, without independent investigation on the part of the Corporation, from the most recent filings made by such persons with the Securities and Exchange Commission on Schedule 13D and
Schedule 13G pursuant to Rule 13d-3 of the Exchange Act.



NAME                                                   SHARES BENEFICIALLY OWNED (1)      PERCENTAGE OF CLASS (1)
----                                                   -----------------------------      -----------------------
Vito A. DeLisi (2).................................                 95,774                          6.1%
Peter D. DePaul (3)................................                143,578                          9.2%
Philip E. Hughes, Jr. (4)..........................                 32,766                          2.1%
Francis R. Iacobucci (5)...........................                 29,418                          1.9%
Arnold M. Katz (6).................................                 69,570                          4.5%
Lorraine C. King, M.D. (7).........................                 29,041                          1.9%
Kathleen A. Kucer, M.D. (8)........................                 16,700                          1.1%
Michael O'Donoghue.................................                  9,444                           *
Donald J. Reape....................................                 21,765                          1.4%
Blaine W. Scott, III (9)...........................                 14,832                           *
Salvatore Paone....................................                  5,000                           *
Thomas J. Coletti (10).............................                 17,262                          1.1%
E. Cheryl Hinkle (11)..............................                  6,298                            *
All Directors and executive officers
as a group (13 persons)                                            491,448                          28.9%


*        Less than one (1%) percent.
(1) Calculated in accordance with Rule 13d-3 of the Exchange Act. The address for all persons listed in the above table, except for Mr. Schiffman, is c/o Madison Bancshares Group, Ltd., Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, Pennsylvania 19422.
(2) Includes 78,197 immediately exercisable options to purchase shares of the Corporation's Common Stock ("Options").
(3)      Includes 12,551 immediately exercisable Options.
(4)      Includes 5,134 immediately exercisable Options.
(5)      Includes 7,612 immediately exercisable Options.
(6)      Includes 6,084 immediately exercisable Options.
(7)      Includes 5,435 immediately exercisable Options.
(8)      Includes 3,496 immediately exercisable Options.
(9)      Includes 3,719 immediately exercisable Options.
(10)     Includes 12,394 immediately exercisable Options.
(11)     Includes 5,799 immediately exercisable Options.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         Except as set forth below, there are no other existing or proposed direct or indirect material transactions between the Corporation or the Bank and any of its officers, directors, promoters, or any associates of the foregoing, outside the ordinary course of the Bank's and the Corporation's business.

         Certain of the Directors, including Peter D. DePaul, and Philip E. Hughes, Jr., executive officers of the Corporation, and Alan T. Schiffman, own the Madison Bank Building (the "Building") where the Corporation and the Bank have maintained their principal offices since 1989. The Corporation and the Bank were advised by an independent real estate firm at the outset of the lease for such principal office (the "Lease") that the Lease was on terms which are commercially reasonable and typical of those found for similar leases in the Blue Bell,

Pennsylvania area. The Corporation currently leases approximately 13,381 square feet on the first floor and 3,355 total square feet of space on the second floor of the building for its mortgage department. This total includes 3,381 square feet leased by the Corporation on February 1, 1996 on the first floor of the Building and 1,400 square feet leased by the Corporation on January 21, 1997 on the first floor of the Building. This 1,400 square feet of additional feet was included in the Lease originally, but the Corporation subsequently surrendered possession. The leased space is occupied by both the Corporation and the Bank and serves as the Bank's primary banking location. The space contains a banking area, lobby, operations center and a vault together with administrative and executive offices. The initial term of the Lease expired on December 31, 1994, and the Corporation exercised the first of two five year renewal options. Annual base rental payments are $142,092 during the current option term. In the event that the Corporation exercises its second renewal option, beginning January 1, 2000, the amount of the base rental payments will increase to $164,700 per annum. In addition to the base rents referred to above, the Corporation is required to pay its pro rata share of the Building's operating costs, including real estate taxes, water and sewer charges, equipment maintenance charges, exterior maintenance and upkeep, common area electric charges, trash removal, and certain other similar items. For 1998, the amount of such expenses was $34,272. The maximum allowable portion of the Building's operating costs will be $35,988 for 1999 and will ultimately increase to $51,684 for the final year of the second option period. The additional 3,381 square feet are leased at an annual rate of approximately $58,660 with a 3.5% increase during each year through February 1, 2000. The additional 1,400 square feet were leased for approximately $28,078 during 1998 which amount increases to $29,575 through February 1, 2000. The second floor space of 3,355 square feet was leased at an annual rate of approximately $70,722 and increased to $75,634 through December 1, 2000.

         Certain of the directors and officers of the Bank, and companies with which they are associated, have and will enter into banking relationships and transactions with the Bank in the ordinary course of business. Any loans to such persons or commitments to make such loans are required by law to be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons of similar creditworthiness. At December 31, 1998, the aggregate amount of such loans was $7,830,641 or 83% of total shareholder's equity. When appropriate, each such banking relationship and transaction has been or will be approved by the Bank's Board of Directors or an appropriate committee thereof with any interested director not voting on such transaction.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.

         (A)      Exhibits:

         The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B for an Annual Report on Form 10-KSB).


                                                                                                 Page Number In
                                                                                                    Sequential
Exhibit No.       Exhibit Title                                                                  Numbering System
3(a)              Amended and Restated Articles of Incorporation of the Company*                          N/A

3(b)              Amended and Restated Bylaws of the Corporation**                                        N/A

4(c)              Form of Warrant of the Corporation***                                                   N/A

10(a)             Lease Agreement, dated February 20, 1989, by and between Madison
                  Bancshares Group, Ltd. and Blue Bell Office Campus Associates****                       N/A

10(b)             Madison Bancshares Group, Ltd. 1997 Stock Option Plan*****                              N/A

10(c)             Amended and Restated Declaration of Trust of Madison Capital                            N/A
                  Trust I dated July 13, 1998.******

10(d)             Indenture between Madison Bancshares Group, Ltd. and Christiana                         N/A
                  Bank and Trust Corporation, as Trustee, dated July 13, 1998.******

10(e)             Capital Securities Guarantee between Madison Bancshares Group, Ltd.                     N/A
                  and Christiana Bank and Trust Corporation, as Trustee, dated
                  July 13, 1998.******

10(f)             Agreement, dated May 5, 1998, as Amended, to Conduct Mortgage                           N/A
                  Banking Business.*******


--------------------------

* Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Corporation, as amended, Registration No. 33-22492.
** Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Corporation, as amended, Registration No. 33-22492.
*** Incorporated by reference from Exhibit No. 4 to the Registration Statement on Form S-1 of the Corporation, as amended, Registration No. 33-22492.
**** Incorporated by reference from Exhibit No. 10(d) to the Registration Statement on Form S-1 of the Corporation, as amended, Registration No. 33-22492.
***** Incorporated by reference from Exhibit A to the Corporation's 1997 Definitive Proxy Statement, dated April 18, 1997.
****** Incorporated by reference from Exhibit No. 10 to the Corporation's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.
******* Incorporated by reference to Exhibit No. 10 to the Corporation's Annual Report on Form 10- KSB for year ended December 31, 1998.

         (B) Reports on Form 8-K:

         On October 21, 1997, the Corporation filed a Current Report on Form 8-K reporting the issuance of a 20% stock dividend.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 1999.


                          MADISON BANCSHARES GROUP, LTD.


                          By:      /S/ PETER DEPAUL
                                   --------------------------------------------
                                   Chairman of the Board


                          By:      /S/ VITO A. DELISI
                                   --------------------------------------------
                                   Vito A. DeLisi
                                   President


                          By:      /S/ E. CHERYL HINKLE
                                   --------------------------------------------
                                   E. Cheryl Hinkle
                                   Assistant Secretary and Treasurer
                                   (Principal Accounting and Financial Officer)