Form 10QSB
period 1999-03-31
MADISON BANCSHARES GROUP LTD
filed 1999-05-14
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 1999

Commission file number 0-17539
                       --------

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

     1,562,018 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of May 12, 1999.

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

              Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended March 31, 1999 and 1998. The Bank commenced operations in August, 1989.

              CAPITAL RESOURCES

              The total shares of common stock outstanding on March 31, 1999 were 1,562,018 as compared to 1,252,773 at March 31, 1998. In
              October, 1997, a 20% stock dividend was declared, resulting in the issuance of 208,710 shares of common stock. The book value of the Company's common stock at December 31, 1998 was $6.05 per share and at March 31, 1999 was $6.14 per share.

              The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and bank holding companies. The Company's actual capital ratios at March 31, 1999 and December 31, 1998, respectively, each of which exceeded the levels required to be classified "adequately capitalized" under applicable regulatory guidelines.


                                                    Regulatory             Actual            Actual
              Ratio                                 Minimum           Dec. 31, 1998      Mar. 31, 1999
              -----                                 -------           -------------      -------------
              Qualifying Total Capital to
              Risk Weighted Assets                     8.0%               10.72%           10.75%

              Tier 1 Capital, net of intangibles
              to Risk Weighted Assets                  4.0%                9.71%            9.66%

              Tier 1 Leverage Ratio of Capital to
              Total Adjusted Average Assets            4.0%                8.26%            7.75%

              The Company's capital-to-assets ratio was 6.39% as of December 31, 1998 as compared to 6.35% at of March 31, 1999. Management anticipates that the capital-to-assets ratio will decline in future periods as the Company's assets continue to grow. For the quarter ended March 31,1999, the Company's average return on equity was 6.16% and its return on average assets was .39%. The Company's average return on equity as of December 31, 1998 was 5.13%; and its return on average assets was .34%.


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

              At March 31, 1999, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $15,400. The Company is in a negative gap position. Accordingly, if rates fell 200 basis points, monthly revenues a year from now would increase approximately $600 and a rise in rates by 200 basis points would represent a monthly loss in revenues of approximately $(20,700), due to the current negative gap position of the Company.

              Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

              ANALYSIS OF FINANCIAL CONDITION


              As of March 31, 1999, the Company held deposits aggregating $135,296,098, which reflects an increase over deposits of $132,594,518 held at December 31, 1998. Of the $135,296,098 deposits held at March 31, 1999, $24,295,788, or approximately 18%, were non-interest bearing deposits. Total deposit accounts numbered 11,895 at March 31, 1999. As of the same date, outstanding loans receivable in connection with loans made to 1,707 loan accounts totaled approximately $114,458,321 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding for the periods ended March 31, 1999 and December 31, 1998, respectively.


              DEPOSIT LIABILITIES

                                                      March 31, 1999              December 31, 1998
                                                                     % of                         % of
              Type of Account                      Balance       Portfolio      Balance        Portfolio
              ---------------                      -------       ---------      -------        ---------

              Non-Interest bearing (1)                24,295,788       18%         23,423,200       18%
              Interest bearing (2)                    12,623,234        9          11,785,117        9
              Money Market (3)                        17,393,846       13          17,109,125       13
              Savings (4)                              8,001,287        6          11,089,034        8
              CD's Under 100M (5)                     40,393,351       30          38,136,009       29
              CD's Over 100M (6)                      32,588,592       24          31,052,033       23
                                                    ------------      ---        ------------      ---
              Totals                                $135,296,098      100%       $132,594,518      100%
                                                    ------------      ---        ------------      ---
                                                    ------------      ---        ------------      ---

                        [CHART]

              LOANS OUTSTANDING


                                                       March 31, 1999             December 31, 1998
                                                                     % of                        % of
              Type of Account                      Balance         Portfolio    Balance        Portfolio
              ---------------                      -------         ---------    -------        ---------

              Real Estate Loans, Mortgages(1)        $  31,559,101       25%    $  33,743,039       27%
              Commercial Loans (2)                      73,584,874       59        72,425,657       57
              Consumer Loans (3)                         9,314,346        7         9,235,390        7
              Residential Loans Held for
                Sale (4)                                10,883,245        9        11,593,638        9
                                                      ------------      ---      ------------      ---

              Totals                                  $125,341,566      100%     $126,997,724      100%
                                                      ------------      ---      ------------      ---
                                                      ------------      ---      ------------      ---

                    [CHART]

              RESULTS OF OPERATIONS

              For the three months ended March 31, 1999, the Company's net income was $146,748 or $.09 per share (diluted), as compared to net income of $188,030 or $.12 per share (diluted) during the three month period ended March 31, 1998. The decrease was attributable to expenses associated with additional branch and mortgage divisions to the Bank.

              ANALYSIS OF NET INTEREST INCOME

              Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

              The graph below sets forth the Company's interest income and interest expense growth for the period from March 31, 1998 through March 31, 1999:

                    [CHART]

              The Company's net interest income, after provision for loan losses, for the quarters ended March 31, 1999 and March 31, 1998 was $1,689,217 and $1,294,981, respectively. Total interest income was $3,080,806 for the quarter ended March 31, 1999, as compared to $2,633,727 for the quarter ended March 31, 1998. Interest expense on deposits and borrowings increased to $1,271,589 from $1,218,746 for the corresponding quarter of 1998.

              The increase in interest income primarily was due to growth in loans as the graph below depicts.

                    [CHART]

              PROVISION FOR LOAN LOSSES

              As of December 31, 1998 the Company had $1,111,817 in its allowance for loan losses representing .96% of outstanding loans receivable, excluding residential loans held for sale. During the first quarter of 1999, the Company added $120,000 to the reserve. The allowance for loan loss reserve was $1,224,486 or 1.06% of total loans receivable as of March 31, 1999. The principal amount of non-accrual loans at March 31, 1999 totaled $1,449,842 as compared to $1,088,946 as of December 31, 1998. A substantial portion of the non-accrual loans are partially or fully secured and in the process of collection. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

              Other real estate owned at March 31, 1999 totaled $734,089. This consists of two properties acquired at sheriff's sale. One property in Bryn Mawr, Pennsylvania was under agreement of sale for $580,000 and settled subsequent to March 31, 1999. The proceeds from the sale was more than sufficient to cover the approximate $485,000 outstanding balance in real estate owned. The second property is a commercial building in Upper Darby, Pennsylvania. The property is currently listed for sale with a realtor and was appraised for $300,000. Management continues to monitor and evaluate the Bank's exposure on this property, which is carried at $255,956.

              INTEREST EXPENSE

              Interest expense of $1,271,589 represented 41% of gross interest income for the three months ended March 31, 1999. Interest expense increased slightly over the same period in 1998. Although the average cost of funds decreased from 4.89% at March 31, 1998 to 4.42% at March 31,
              1999, the interest expense related to debt service obligations on the Company's Trust Preferred Securities issued in July 1998.

              NON-INTEREST EXPENSE

              For the quarter ended March 31, 1999, non-interest expenses were $2,230,527 as compared to $1,266,111 during the first quarter of 1998, a 76% increase. Of this amount, $1,286,460, or approximately 58%, was attributable to salary and related employee benefits as compared to $653,291, or 52%, during the first quarter of 1998. The increase was primarily due to increased staffing to accommodate the Company's growth and the addition of the mortgage department which opened in June, 1998.

              Occupancy expenses of $253,902 accounted for 11% of total non-interest expenses in the first quarter of 1999. This was an increase over the same period in 1998 of 32%. The increased occupancy expenses is directly attributable to the additional space the Bank leased to accommodate the mortgage business as well as additional space to support the internal growth of the Bank. Occupancy expense at March 31, 1998 was $192,632 or 15% of total non-interest expenses.

              Equipment expenses of $95,537 for the quarter ended March 31, 1999 represented an increase of 56% from $61,059 for the first quarter of 1998. The increase was a result of additional maintenance contracts on certain of the Bank's equipment and additional equipment leases for branch expansion, the mortgage business, and upgrades to the Bank's existing equipment.

              Professional fees for the quarter ended March 31, 1999 were $27,514 as compared to $15,364 for the quarter ended March 31, 1998, a 79% increase. The increase is attributable to Year 2000 expenses and employing additional outside services for product development and support.

              Business development expenses for the quarter ended March 31, 1999 were $71,873 as compared to $44,609 for the quarter ended March 31, 1998, a 61% increase. The increase is attributable to the additional staff added to the mortgage and branch divisions marketing the Bank's products.

              Other operating expenses comprised primarily of advertising, accounting, auto and travel, insurance and examinations, postage and freight, data processing fees, printing and supplies and Pennsylvania Shares Tax payments, during the quarter ended March 31, 1999 were $495,241, or approximately 22% of total non-interest expenses. During the first quarter of 1998 other operating expenses were $299,156 or approximately 24% of total expenses. The 66% increase from March 1998 to March 1999 in operating expenses is attributable to additional branch and mortgage divisions and asset growth.

              Income tax expense of $128,900 was provided for the quarter ended March 31, 1999. Income tax expense for the quarter ended March 31, 1998 was $72,244. This increase in income tax expense is due to income tax calculation timing differences.

              INTEREST INCOME

              Interest income on investment securities relates primarily to interest on U.S. Government Obligations and municipal bonds. Interest income of $33,100 for the quarter ended March 31, 1999, decreased 45% from $59,939 for the quarter ended March 31, 1998. The decrease is a direct result of the change in investments of short term funds as opposed to investment securities.

              Interest income on other securities is comprised primarily of dividends from investments of Federal Home Loan Stock. First quarter 1999 was $11,097 as compared to $10,336 first quarter 1998. The 7% increase was due to increased investment in Federal Home Loan Bank Stock.

              Interest income on temporary investments represents Federal Funds sold. At March 31, 1999, interest income on Federal Funds sold was $106,285 as compared to $134,758 at March 31, 1998, a 21%
              decrease. The decrease was a direct result of the change in the Company's liquidity position through deposit growth.

              Total interest and fees on loans at March 31, 1999 was $2,930,324 compared to $2,428,694 at March 31, 1998, representing a 21% increase. The Company experienced a 18% average loan growth while the yield on the portfolio increased from 9.56% to 9.74%. The static rates from March, 1998 to March, 1999 had insignificant impact on earnings.


              YEAR 2000 MATTERS

              The "Year 2000" issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs, systems or devices that have time sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

              The Company has undertaken a comprehensive upgrade of its computer systems for Year 2000 compliance. This included the completion of a conversion of the Company's computer system with a Year 2000 compliant core processing system during 1998, and the replacement of personal computers with models which will role over (or will be manually reset) to the Year 2000 date change. These upgrades were the main result of the completion of the Company's awareness, assessment and renovation phases of Year 2000 planning. Testing of mission critical systems has been completed within the timeframes established by federal regulators. Implementation of compliant systems will take place during 1999, based on the results of system validation. The Company is also developing business resumption contingency plans to deal with unforeseen Year 2000 disruptions.

              The total costs of the Year 2000 issue has not been and is not expected to be material to the Company's financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 business resumption planning process are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based upon current information, the Company believes that it's Year 2000 expenditures for 1999 will be approximately $23,500.

              The risks associated with the Year 2000 issue include system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions and engage in normal business activities. Although the Company is actively working towards compliance, certain contingency plans have been established to mitigate the impact should the aforementioned risks be realized. The Company is currently working on a business resumption plan. This Plan, to be completed during 1999, should enable the Company to resume operations and continue to provide services in the event of an unforeseen disruption due to the century date change, should systems or processes outside the Company fail.

                           PART II - OTHER INFORMATION

ITEMS 1 THROUGH 5

              Not Applicable.



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits Filed

                                                                  Page Number in
Exhibit Number                                             Sequential Numbering System

     3             Amended and Restated Articles                        *
                   of Incorporation, as amended, and
                   Amended and Restated Bylaws of
                   the Issuer

     27            Financial Data Schedule                            ----

--------------------

- Incorporated by reference from the Issuer's Registration Statement on Form S-1 No. 33-27146

         (b) No current reports on Form 8-K were filed during the quarter ended March 31, 1999.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           Madison Bancshares Group, Ltd.




                                           ------------------------------
                                           Vito A. DeLisi
                                           President



                                           ------------------------------
                                           E. Cheryl Hinkle
                                           Senior Vice President




Date Executed:  May 14, 1999

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)


                                                                                   March 31, 1999  December 31, 1998
                                                                                   --------------  -----------------
ASSETS

CASH AND CASH EQUIVALENTS:

  Cash and amounts due from banks                                                    $  5,713,581    $  7,793,484
  Federal funds sold                                                                   12,500,000       7,500,000
                                                                                     ------------    ------------

     Total cash and cash equivalents                                                   18,213,581      15,293,484

INVESTMENT SECURITIES:
  Held to maturity (fair value- 1999, $3,279,042;
   1998, $1,613,597)                                                                    3,271,888       1,602,493
  Available for sale (amortized cost; 1999, $1,000,034;
   1998, $1,000,046)                                                                    1,006,563       1,010,000
  Federal Home Loan Bank Stock                                                            527,300         527,300
  Federal Reserve Bank Stock                                                              176,400         176,400

LOANS (Net of allowance for loan losses - 1999, $1,224,486;
  1998, $1,111,817)                                                                   112,943,417     113,819,315

MORTGAGE LOANS HELD FOR SALE                                                           10,883,245      11,593,638

REAL ESTATE OWNED                                                                         734,089         734,089

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                    1,570,047       1,583,473

ACCRUED INTEREST RECEIVABLE                                                               971,166       1,076,682

OTHER ASSETS                                                                              591,483         508,989
                                                                                     ------------    ------------

TOTAL                                                                                $150,889,179    $147,925,863
                                                                                     ------------    ------------
                                                                                     ------------    ------------

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                                  24,295,788      23,423,200
  Interest-bearing demand deposits                                                     12,623,234      11,785,117
  Savings deposits                                                                      8,001,287      11,089,034
  Money market deposits                                                                17,393,846      17,109,125
  Time deposits                                                                        72,981,943      69,188,042
                                                                                     ------------    ------------

     Total deposits                                                                   135,296,098     132,594,518

GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                                     5,000,000       5,000,000

ACCRUED INTEREST PAYABLE                                                                  825,245         804,222

ACCRUED EXPENSES AND OTHER LIABILITIES                                                    172,958          76,731
                                                                                     ------------    ------------

     Total Liabilities                                                                141,294,301     138,475,471
                                                                                     ------------    ------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 5,000,000 shares; issued and outstanding, 0 shares
  Common stock, $1 par value - authorized 20,000,000 shares;
    issued and outstanding, 1999 and 1998, 1,562,018                                    1,562,018       1,562,018
  Capital surplus                                                                       7,563,433       7,563,433
  Accumulated earnings                                                                    465,119         318,371
  Accumulated other comprehensive income                                                    4,308           6,570
                                                                                     ------------    ------------

     Total shareholders' equity                                                         9,594,878       9,450,392
                                                                                     ------------    ------------

 TOTAL                                                                               $150,889,179    $147,925,863
                                                                                     ------------    ------------
                                                                                     ------------    ------------



                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                           1999          1998
                                                        ----------    ----------
Interest income:
  Interest and fees on loans                            $2,930,324    $2,428,694
  Interest and dividends on investment securities:
    US Government obligations                               22,887        47,764
    Other securities                                        21,310        22,511
    Interest on temporary investments                      106,285       134,758
                                                        ----------    ----------
                                                         3,080,806     2,633,727
                                                        ----------    ----------

Interest expense:
  Interest on:
    Demand deposits                                         59,143        47,902
    Savings and money market deposits                      167,426       153,919
    Time deposits                                          932,520     1,015,237
    Guaranteed preferred beneficial interest in
      subordinated debt                                    112,500
    Federal funds purchased                                                1,688
                                                        ----------    ----------
                                                         1,271,589     1,218,746
                                                        ----------    ----------

Net interest income before provision for loan losses     1,809,217     1,414,981
Provision for loan losses                                  120,000       120,000
                                                        ----------    ----------

Net interest income after provision for loan losses      1,689,217     1,294,981
                                                        ----------    ----------

Other noninterest income:
  Gain on sale of mortgage loans                           620,969         4,296
  Service charges on deposit accounts                      173,683       194,485
  Other                                                     22,306        32,623
                                                        ----------    ----------
     Total noninterest income                              816,958       231,404
                                                        ----------    ----------

Other noninterest expenses:
  Salary and employee benefits                           1,286,460       653,291
  Occupancy                                                253,902       192,632
  Equipment                                                 95,537        61,059
  Computer processing                                       84,557        72,219
  Deposit insurance                                          7,944         4,181
  Legal                                                     25,923        21,416
  Professional fees                                         27,514        15,364
  Business development                                      71,873        44,609
  Office and stationary supplies                            53,375        27,516
  Director fees                                             35,300        34,750
  Advertising                                                9,020        13,345
  Amortization of debt issuance costs                       12,630
  Other operating                                          266,492       125,729
                                                        ----------    ----------
     Total noninterest expenses                          2,230,527     1,266,111
                                                        ----------    ----------

Income before income taxes                                 275,648       260,274

Provision for income taxes                                 128,900        72,244
                                                        ----------    ----------
Net income                                              $  146,748    $  188,030
                                                        ----------    ----------
                                                        ----------    ----------

Net income per common share - basic                     $     0.09    $     0.13
                                                        ----------    ----------
                                                        ----------    ----------

Net income per common share - diluted                   $     0.09    $     0.12
                                                        ----------    ----------
                                                        ----------    ----------

Weighted average number of shares - basic                1,562,018     1,503,328
                                                        ----------    ----------
                                                        ----------    ----------

Weighted average number of shares - diluted              1,635,973     1,623,923
                                                        ----------    ----------
                                                        ----------    ----------


                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998


                                                                           1999             1998
                                                                   ------------     ------------

Operating activities:
  Net income                                                       $    146,748     $    188,030
  Adjustments for non-cash items included in net income:
    Depreciation and amortization                                        89,446           45,096
    Provision for loan losses                                           120,000          120,000
    Net amortization of bond premium/discount                             1,780               76
    Amortization of deferred fees & costs, net                           82,317           (5,866)
    Gain on sale of mortgages held for sale                            (620,969)          (4,296)
  Changes in assets and liabilities which provided (used) cash:
     Mortgage loans held for resale                                   1,331,362       (1,346,338)
     Accrued interest receivable                                        105,516         (141,042)
     Other assets                                                       (95,124)          (5,829)
     Accrued interest payable                                            21,023          178,295
     Accrued expenses and other liabilities                              96,227          (77,543)
                                                                   ------------     ------------
Net cash provided by (used in) operating activities                   1,278,326       (1,049,417)
                                                                   ------------     ------------

Investing activities:
  Purchase of investment securities held to maturity                 (2,200,000)
  Proceeds from maturity of investment securities                       530,000        1,000,000
  Net change in loans to customers                                      673,581       (2,566,005)
  Purchase of furniture, equipment and leasehold improvements           (63,390)        (154,503)
  Proceeds on sale of real estate owned                                                     (785)
                                                                   ------------     ------------
Net cash used in investing activities                                (1,059,809)      (1,721,293)
                                                                   ------------     ------------

Financing activities:
  Increase in demand, savings and time deposits                       2,701,580          424,859
  Repayment of borrowed funds                                                        (9,000,000)
                                                                   ------------     ------------
Net cash provided by (used in) financing activities                   2,701,580       (8,575,141)
                                                                   ------------     ------------

Net increase (decrease) in cash and cash equivalents                  2,920,097      (11,345,851)

Cash and cash equivalents, beginning of year                         15,293,484       23,444,986
                                                                   ------------     ------------

Cash and cash equivalents, end of period                           $ 18,213,581     $ 12,099,135
                                                                   ------------     ------------
                                                                   ------------     ------------
Supplemental disclosures of cash flow information:
 Cash paid during the period for:
    Interest                                                       $  1,250,566     $  1,040,451
                                                                   ------------     ------------
                                                                   ------------     ------------
    Income taxes                                                   $     50,000     $          0
                                                                   ------------     ------------
                                                                   ------------     ------------


                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999


1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 1999 is not necessarily indicative of the results which may be expected for the entire fiscal year.

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


4.       Stock dividend:

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


5.       Comprehensive Income:

         The Company adopted Statement of Financial Accounting Standards
         No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity. Comprehensive income for the three month period ended March 31, 1999 and 1998 was $144,486 and $189,175, respectively.