Form 10QSB
period 1999-06-30
MADISON BANCSHARES GROUP LTD
filed 1999-08-13
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 1999
                  ---------------------------------------------

Commission file number        0-17539
                      ---------------

                         MADISON BANCSHARES GROUP, LTD.
-------------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

          Pennsylvania                                  23-2512079
-------------------------------            ------------------------------------
(State or other jurisdiction of            (IRS Employer Identification Number)
incorporation or organization)

        1767 Sentry Parkway West, Blue Bell, PA            19422
       ----------------------------------------         ----------
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

     1,567,669 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of August 4, 1999.

                                     PART 1

ITEM 1   - FINANCIAL STATEMENTS

           SEE ANNEX A

ITEM 2   -    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

              This report contains "forward-looking" statements. Madison Bancshares Group, Ltd. is including this statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of changes in capital-to-assets ratio, (b) statements of plans and objectives of the Company or its management or Board of Directors, (c) statements of future economic performance and
              (d) statements of assumptions underlying other statements and statements about the Company or its business. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include: (i) the ability of the Company to implement its growth strategy and manage growth; (ii) the adequacy of allowances for loan losses and possible continued growth in delinquency ratios; (iii) the effect of the Company's comparatively high operating expenses and high efficiency ratios; (iv) credit risks related to operating activities; (v) possible adverse effect of failure to resolve "millennium bug" or "year 2000" issues; (vi) reliance on existing management personnel; and (vii) risks relating to federal and state government regulation.

              Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended June 30, 1999 and 1998. The Bank commenced operations in August, 1989.


              ANALYSIS OF FINANCIAL CONDITION

              As of June 30, 1999, the Company held deposits aggregating $140,557,680, representing an increase of approximately 6% from deposits of $132,594,518 held at December 31, 1998. Of the deposits held at June 30, 1999, $25,501,022, or approximately 18%, were non-interest-bearing deposits. At June 30, 1999 total deposit accounts numbered 10,315 and outstanding loans receivable in connection with loans made to 1,698 loan accounts totaled approximately $122,947,615 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding as of June 30, 1999 and December 31, 1998, respectively.





              DEPOSIT LIABILITIES
                                                         June 30, 1999            December 31, 1998
                                                                     % of                         % of
              Type of account                       Balance       Portfolio      Balance        Portfolio
              ---------------                       -----------------------      ------------------------
              Non-Interest bearing (1)                 25,501,022     18%           23,423,200     18%
              Interest bearing (2)                     12,252,254      9            11,785,117      9
              Money Market (3)                         22,212,470     16            17,109,125     13
              Savings (4)                               8,971,099      6            11,089,034      8
              CD's Under 100M (5)                      39,058,724     28            38,136,009     29
              CD's Over 100M (6)                       32,562,111     23            31,052,033      23
                                                   --------------    ------     --------------    -------


              Totals                               $140,557,680      100%       $132,594,518      100%
                                                   --------------    ------     --------------    -------




               [GRAPHIC OMITTED]                [GRAPHIC OMITTED]





              LOANS OUTSTANDING


                                                         June 30, 1999             December 31, 1998
                                                                     % of                        % of
              TYPE OF ACCOUNT                          BALANCE      PORTFOLIO      BALANCE        PORTFOLIO

              Real Estate Loans, Mortgages(1)        $ 29,549,843      24%      $  33,743,039       27%
              Commercial Loans (2)                     77,589,324      63          72,425,657       57
              Consumer Loans (3)                        9,552,678       8           9,235,390        7
              Residential Loans Held for
                Sale (4)                                6,255,770       5          11,593,638        9
                                                     --------------   ------    --------------    --------

              Totals                                 $122,947,615     100%      $126,997,724        100%
                                                     --------------   ------    --------------    --------

              [GRAPHIC OMITTED]                   [GRAPHIC OMITTED]



              RESULTS OF OPERATIONS

              For the six months ended June 30, 1999, the Company had net income of $363,708, or $.23 per share, as compared to net income of $175,719 or $.12 per share during the six months ended June 30, 1998. For the quarter ended June 30, 1999, the Company had a net income of $216,960 or $.14 per share as compared to a loss of ($12,311), or ($.01) per share for the quarter ended June 30, 1998. The increase in net income from the quarter and six months ended June 30, 1999 was primarily attributable to profits relating to the operations of the Bank's Mortgage Department and increased asset growth.


              ANALYSIS OF  NET INTEREST INCOME

              Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

              The graph below sets forth the Bank's interest income and interest expense growth for the period from June 30, 1998, through June 30, 1999:

                                     [GRAPHIC OMITTED]

              The Company's net interest income, after provision for loan losses increased 31% to $3,406,832 for the six months ended June 30, 1999 as compared to $2,595,478 for the six months ended June 30, 1998. Interest income increased 20% to $6,261,268 for the six months ended June 30, 1999, as compared to $5,229,878 for the six months ended June 30, 1998. For the quarter ended June 30, 1999 the Company's interest income increased 23% to $3,180,462 from $2,596,151 for the quarter ended June 30, 1998. Interest expense on deposits and borrowed funds increased from $2,404,400 for the six months ended June 30, 1998, to $2,589,436 for the six months ended June 30, 1999, an 8% increase.

              Interest income on investment securities relates to interest on U.S. Government Obligations and Federal Agency Obligations. Interest income on U.S. Government Obligations for the six months ended June 30, 1999 was $77,503 as compared to $85,096 for the six months ended June 30, 1998. For the quarter ended June 30, 1999, interest income on U.S. Government Obligations was $54,616 as compared to $37,332 at June 30, 1998. The increase for the quarter resulted in more funds being invested in securities due to increased liquidity from deposit growth.

              Interest income on other securities is comprised primarily of interest income on Municipal Bonds, Debt Securities, Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. Interest income on other securities for the six months ended June 30, 1999, was $102,649 as compared to $45,853 for the six months ended June 30, 1998. For the quarters ended June 30, 1999 and 1998 interest income was $81,339 and $23,342, respectively. The increase in interest income on other securities is due to the Bank investing in more Federal Reserve Stock and a $2,000,000 investment in other debt securities.

              Interest income on temporary investments represents federal funds sold. For the six months and quarter ended June 30, 1999, interest income on federal funds sold was $238,571 and $132,286 as compared to $229,022 and $94,264 for the six months and quarter ended June 30, 1998. As a result of deposit growth, the Bank is able to increase its interest income on federal funds sold by deploying these additional deposits in overnight investments.

              Total interest and fees on loans as of June 30, 1999 was $5,842,545 as compared to $4,869,907 for the six months ended June 30, 1998. For the quarter ended June 30, 1999 interest and fees on loans was $2,912,221 as compared to $2,441,213 for the quarter ended June 30, 1998. The Bank experienced approximately 14% loan growth from June 30, 1998 to June 30, 1999 while the yield on the portfolio remained constant during this same period.

              The increase in interest income was due primarily to growth in loans. The increase in interest expense was due to growth in deposits, as the graph below depicts. Interest expense for the six months ended June 30, 1999 represented 41% of gross interest income or $2,589,436, as compared to $2,404,400 or 46% of gross interest income for the six months ended June 30, 1998. For the quarter ended June 30, 1999, interest expense was $1,317,847 as compared to $1,185,654 for the quarter ended June 30, 1998.

                                  [GRAPHIC OMITTED]

              PROVISION FOR LOAN LOSSES

              For the six months and quarter ended June 30, 1999, the Bank added to its provision for loan losses $265,000 and $145,000, respectively. During the six months and quarter ended June 30, 1998, the Bank added $230,000 and $110,000 to its provision for loan losses, respectively.

              As of December 31, 1998, the Bank had $1,111,817 in its allowance for loan losses, representing .96% of outstanding loans receivable. During the first six months ended June 30, 1999 the Bank added $265,000 to the reserve. Loans charged off against the reserve during second quarter of 1999 amounted to $72,000. There were recoveries to previously charged off loans during the six months ended June 30, 1999 of $1,000. The allowance for loan loss reserve was $1,297,558 at June 30, 1999, representing 1.11% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

              Other real estate owned at June 30, 1999 totaled $263,056. This property is a commercial building in Upper Darby, Pennsylvania. The property is currently listed for sale with a realtor and was appraised for $300,000. Management continues to monitor and evaluate the Bank's exposure on this property.


              NON-INTEREST INCOME

              Other income increased 290% to $1,737,594 for the six months ended June 30, 1999, which was primarily comprised of gains on sales of mortgage loans in the secondary market, as compared to $444,993 during the same period in 1998. The increase was due to gains on sale of mortgage loans through the Bank's Mortgage Department which was established in June, 1998. For the quarter ended June 30, 1999, other income increased 33% to $920,636 from $213,589 for the quarter ended June 30, 1998, primarily due to gains on sale of mortgage loans.


              NON-INTEREST EXPENSE

              During the six months ended June 30, 1999, non-interest expense increased 63% to $4,496,277 as compared to $2,766,508 during the same period in 1998. Of this amount, $2,632,938, or approximately 59%, was attributable to salary and related employee benefits as compared to $1,349,616 or approximately 49% during the first six months of 1998. For the quarter ended June 30, 1999, non-interest expense totaled $2,265,750 as compared to $1,500,397 during the same quarter of 1998, an increase of 51%. Salary and employee related benefits expense was $1,364,478 for the quarter ended June 30, 1999 as compared to $696,326 during the same period in 1998, a 96% increase. The increase in salary and related expenses was due to increased staffing for branch expansion and primarily the establishment of the Bank's Mortgage Department and payments of commissions from sale of mortgage loans.

              Combined occupancy and equipment expenses for the six months ended June 30, 1999 were $694,066 as compared to $533,565, a 30%
              increase, during the same period in 1998. For the quarter ended June 30, 1999, occupancy and equipment expenses were $344,627 as compared to $279,874 for the quarter ended June 30, 1998. The increase was due to annual increases in rent expenses, the lease of additional space at the Bank's main office for the Mortgage Department and the addition of two new branches since June 30, 1998.

              For the six months ended June 30, 1999, computer expense totaled $165,436 as compared to $157,280 for the six months ended June 30, 1998. For the quarter ended June 30, 1999, computer expense totaled $80,879 as compared to $85,061 for the quarter ended June 30, 1998. This slight decrease for the quarter ended June 30, 1999 compared to June 30, 1998, is due to expenses incurred in June of 1998 with a bankwide computer conversion and costs associated with the Bank's Mortgage Department.

              For the six months ended June 30, 1999, legal expense totaled $68,875 as compared to $53,086 for the six months ended June 30, 1998, a 30% increase. For the quarter ended June 30, 1999 legal expenses totaled $42,952 as compared to $31,670 for the quarter ended June 30, 1998. Legal expense increased due to loan and collection expenses related to the non-accrual loans and certain collection related expenses that the Company incurred.

              For the six months ended June 30, 1999, business development expenses increased 85% to $175,853 as compared to $95,214 for the six months ended June 30, 1998. For the quarter ended June 30, 1999, business development expenses increased 105% to $103,980 as compared to $50,605 for the quarter ended June 30, 1998. The increased expense was directly attributed to a higher level of community involvement and sales promotions in connection with branch expansion.

              For the six months ended June 30, 1999, stationary and supplies expense was $100,007 as compared to $79,496 for the six months ended June 30, 1998. The increase of approximately 26% is due to the assets and volume growth of the Bank. For the quarter ended June 30, 1999, supplies expense was $46,632 as compared to $51,980 for the quarter ended June 30, 1998. The decrease in stationary and supplies expense for the quarter ended June 30, 1999 compared to the quarter ended June 30, 1998, is not anticipated in the future operations of the Bank and was merely a timing difference in the re-order of ongoing supplies. As the Bank's assets and volume grow, this expense is expected to increase.

              For the six months ended June 30, 1999, other operating expenses totaled $479,384, or approximately 11% of total other expenses, as compared to $340,047, or 12%, during the same period in 1998. For the quarter ended

              June 30, 1999, these expenses totaled $212,892 as compared to $214,318 for the quarter ended June 30, 1998. Other operating expenses were comprised primarily of business promotional materials, telephone, fidelity insurance premium, shares and loan taxes, ATM expenses, accounting fees, loan expenses, and other nominal miscellaneous expenses, as well as the contra expenses related to FASB 91 costs on loan origination. The increase in other operating expenses are ATM expenses increasing by approximately $9,000, telephone expense increases of approximately $13,000, postage and freight expense increasing by approximately $34,000, and loans expense increasing by approximately $20,000. Other expenses increased marginally to the rate of growth and volume of the Bank.

              Income tax expense for the six months and quarter ended June 30, 1999 was $284,441 and $155,541 as compared to $98,244 and $26,000 for the six months and quarter ended June 30, 1998. The tax provision increased due to the increased net income of the Bank.

              CAPITAL RESOURCES

              The total number of shares of common stock outstanding on June 30, 1999 was 1,567,669 as compared to 1,562,018 at December 31, 1998.
              During the second quarter of 1999, 5,651 shares of common stock were issued in conjunction with the exercise of warrants to one former Director. The book value per share of the Company's common stock at December 31, 1998 was $6.05, as compared to $6.25 per share at June 30, 1999.

              During the six month period, January 1, 1999 to June 30, 1999, the Company's total assets increased by approximately $8,482,674 or approximately 6% to $156,408,537.

              The chart below depicts various capital ratios applicable to state chartered Federal Reserve member banks and compares the Bank's actual ratios at June 30, 1999 and December 31, 1998, respectively, each of which exceeded the levels required for a bank to be classified as "Adequately Capitalized".


                                                     Regulatory          Actual            Actual
              Ratio                                   Minimum           12/31/98           6/30/99
              -----                                  ----------         --------           -------
              Qualifying Total Capital to
              Risk Weighted Assets                     8.0%              10.72%             11.37%

              Tier 1 Capital, net of intangibles
              to Risk Weighted Assets                  4.0%                9.71%            10.17%

              Tier 1 Leverage Ratio of Capital to
              Total Adjusted Average Assets            4.0%                8.26%            7 .38%

              The Company's capital-to-assets ratio decreased from 6.39% as of December 31, 1998 to 6.27% as of June 30, 1999. The decrease in the capital-to-assets ratio for the six months and quarter ended June 30, 1999, was attributable to the growth in assets. Management anticipates that its capital-to-assets ratio will decline in future periods as the Company's core assets continue to grow. The Company's average return on equity for the year ended December 31, 1998, was 5.13%; and its return on average assets was .34%. For the six month period ended June 30, 1999, the Company's average return on equity was 7.56% and its return on average assets was .50%. The increase in the Company's return on average equity and average assets is directly attributable to the increased net income of the Bank.

              LIQUIDITY

              The Bank's liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Bank's primary sources of funds are deposits, borrowings, amortization and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products consistent with the conservative operating philosophy of its management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enchancement. At June 30, 1999, the Bank had no outstanding advances.

              The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing certificates of deposits and savings withdrawals and expenses related to general operations of the Bank. At June 30, 1999, the total approved loan commitments outstanding amounted to approximately $10 million. At the same date, commitments under unused lines of credit and the unadvances portion of commercial credit lines amounted to approximately $35,917,000. Certificates of deposit scheduled to mature in one year or less at June 30, 1999 totaled $56,012,000. Investment securities totaled $11,137,000 at June 30, 1999, of which $1,503,000 are scheduled to mature or reprice in one year or less. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

              At June 30, 1999, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $8,400 annually. If rates fell 200 basis points, monthly revenues a year from now would increase approximately $24,400 and a rise in rates by 200 basis points would represent a monthly decrease in revenues a year from now of approximately $10,600. Management believes that any impact will not be significant.


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

              The Company has undertaken a comprehensive upgrade of its computer systems for Year 2000 compliance, which included the completion in June, 1998 of a conversion of the Bank's computer systems to systems that meet Year 2000 requirements. Testing was done in the third and fourth quarters of 1998 to ensure year 2000 readiness. The Company is currently on schedule with its year 2000 efforts and plans to continue to allocate appropriate resources to ensure company-wide compliance.

              The total cost to the Company of these Year 2000 Compliance activities has not been and is not anticipated to be material to its financial position or results of operations in any given year. These costs and the date on which the Company plans to complete the Year 2000 modification and testing processes are based on management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based upon current information, the Company continues to believe that its Year 2000 expenditures for 1999 will be approximately $50,000.

              The Company has requested that significant vendors, suppliers and its third party data processing service advise the Company in writing of their Year 2000 readiness, including actions to be compliant if they are not already compliant. Although responses from certain vendors have not yet been received, the Company believes that most of its significant vendors and suppliers are substantially compliant, and its third party provider is compliant. The Company will continue to monitor this situation.

                           PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

              None.

ITEM 2
  CHANGES IN SECURITIES

              None.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

              None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              (a) On June 22, 1999 the Company held its Annual Meeting of Shareholders. As of the record date the total number of votes eligible to cast at the Annual Meeting was 1,567,669. The following proposals were presented for a vote by the company's stockholders:

                    PROPOSAL I - Election of Four (4) Class II Directors.

                    PROPOSAL II - Ratification of the Appointment of Deloitte & Touche LLP as the Company's independent auditors for the 1999 fiscal year.

              (b) At the Company's Annual Meeting, all nominees were re-elected to a three year term.

              (c) PROPOSAL I. ELECTION OF DIRECTORS.  Four  directors  were nominated by the Company to stand for re-election to the Board. As set forth below each of the Company's nominees were re-elected.

     Name of Nominee                   Votes For             Votes Withheld              Abstain
     ---------------                   ---------             --------------              -------
     Peter DePaul                      1,070,471                2,846                        0

     Arnold M. Katz                    1,070,471                2,846                        0

     Lorraine C. King,  MD             1,070,471                2,846                        0

     Michael O'Donoghue                1,070,471                2,846                        0


                    PROPOSAL II. RATIFICATION OF DELOITTE & TOUCHE LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE 1999 FISCAL YEAR.

     Votes For                              Votes Withheld                              Abstain
     ---------                              --------------                              -------
     1,073,317                                     0                                        0



ITEM 5        OTHER INFORMATION

              NOTICE RELATING TO SHAREHOLDER PROPOSALS UNDER RULE 14A-4

              A shareholder of the Company may wish to have a proposal presented at the 2000 Annual Meeting of Shareholders, but not have such proposal included in the Company's proxy statement and form of proxy relating to that meeting. If notice of any such proposal is not received by the Company at the address appearing on the first page of this Report by March 5, 2000 then such proposal shall be deemed "untimely" for purposes of Rule 14a-4(c) promulgated under the Exchange Act and, therefore, the Company will have the right to exercise discretionary voting authority with respect to such proposal.

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




                                               Madison Bancshares Group, Ltd.




                                               ------------------------------
                                               Vito A. DeLisi
                                               Executive Vice President


                                               ------------------------------
                                               E. Cheryl Hinkle
                                               Senior Vice President




Date Executed:  August     , 1999

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                    June 30, 1999        December 31, 1998
                                                              --------------------    -------------------------
ASSETS
CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                           $           8,174,443  $                 7,793,484
  Federal funds sold                                                   12,200,000                    7,500,000
                                                              --------------------    -------------------------

     Total cash and cash equivalents                                   20,374,443                   15,293,484

INVESTMENT SECURITIES:
  Held to maturity (fair value- 1999,
    $3,072,587;    1998, $1,613,597)                                    3,071,165                    1,602,493
  Available for sale (amortized cost; 1999, $7,056,588;
    1998, $1,000,046)                                                   7,016,938                    1,010,000
  Federal Home Loan Bank Stock                                            726,000                      527,300
  Federal Reserve Bank Stock                                              323,400                      176,400

LOANS (Net of allowance for loan losses - 1999, $1,297,558;
  1998, $1,111,817)                                                   115,058,120                  113,819,315

MORTGAGE LOANS HELD FOR SALE                                            6,255,770                   11,593,638

REAL ESTATE OWNED                                                         263,056                      734,089

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                    1,560,781                    1,583,473

ACCRUED INTEREST RECEIVABLE                                             1,110,313                    1,076,682

OTHER ASSETS                                                              648,551                      508,989
                                                              --------------------    -------------------------

TOTAL                                                       $         156,408,537  $               147,925,863
                                                              --------------------    -------------------------
                                                              --------------------    -------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                       $          25,501,022                   23,423,200
  Interest-bearing demand deposits                                     12,252,254                   11,785,117
  Savings deposits                                                      8,971,099                   11,089,034
  Money market deposits                                                22,212,470                   17,109,125
  Time deposits                                                        71,620,835                   69,188,042
                                                              --------------------    -------------------------

     Total deposits                                                   140,557,680                  132,594,518

GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                     5,000,000                    5,000,000

ACCRUED INTEREST PAYABLE                                                  785,190                      804,222

ACCRUED EXPENSES AND OTHER LIABILITIES                                    260,177                       76,731
                                                              --------------------    -------------------------

     Total Liabilities                                                146,603,047                  138,475,471
                                                              --------------------    -------------------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value -
    authorized 5,000,000 shares; issued and
    outstanding, 0 shares
    Common stock, $1 par value -
    authorized 20,000,000 shares;
    issued and outstanding, 1,567,669 in
    1999 and 1,562,018 in 1998                                          1,567,669                    1,562,018
    Capital surplus                                                     7,581,912                    7,563,433
    Accumulated earnings                                                  682,078                      318,371
    Accumulated other comprehensive income (loss)                         (26,169)                       6,570
                                                              --------------------    -------------------------

     Total shareholders' equity                                         9,805,490                    9,450,392
                                                              --------------------    -------------------------

 TOTAL                                                      $         156,408,537  $               147,925,863
                                                              --------------------    -------------------------
                                                              --------------------    -------------------------

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 1999 AND JUNE 30, 1998

                                                                Three Months Ended                     Six Months Ended
                                                           ----------------------------------     ------------------------------
                                                                1999               1998              1999              1998
                                                           ---------------     --------------     ------------      ------------
Interest income:
  Interest and fees on loans                             $      2,912,221   $      2,441,213   $    5,842,545    $    4,869,907
  Interest and dividends on investment securities:
    US Government obligations                                      54,616             37,332           77,503            85,096
    Other securities                                               81,339             23,342          102,649            45,853
    Interest on temporary investments                             132,286             94,264          238,571           229,022
                                                           ---------------     --------------     ------------      ------------
                                                                3,180,462          2,596,151        6,261,268         5,229,878
                                                           ---------------     --------------     ------------      ------------

Interest expense:
  Interest on:
    Demand deposits                                                63,829             45,141          122,972            93,043
    Savings and money market deposits                             202,762            162,475          370,188           316,394
    Time deposits                                                 938,756            978,038        1,871,276         1,993,275
    Guaranteed preferred beneficial interest in
      subordinated debt                                           112,500                  0          225,000                 0
    Federal funds purchased                                             0                  0                0             1,688
                                                           ---------------     --------------     ------------      ------------
                                                                1,317,847          1,185,654        2,589,436         2,404,400
                                                           ---------------     --------------     ------------      ------------

Net interest income before provision for loan losses            1,862,615          1,410,497        3,671,832         2,825,478
Provision for loan losses                                         145,000            110,000          265,000           230,000
                                                           ---------------     --------------     ------------      ------------
Net interest income after provision for loan losses             1,717,615          1,300,497        3,406,832         2,595,478
                                                           ---------------     --------------     ------------      ------------

Other noninterest income:
  Gain on sale of mortgage loans                                  739,741             12,484        1,360,710            16,780
  Service charges on deposit accounts                             143,404            168,786          317,087           363,271
  Other                                                            37,491             32,319           59,797            64,942
                                                           ---------------     --------------     ------------      ------------
     Total noninterest income                                     920,636            213,589        1,737,594           444,993
                                                           ---------------     --------------     ------------      ------------

Other noninterest expenses:
  Salary and employee benefits                                  1,346,478            696,325        2,632,938         1,349,616
  Occupancy                                                       231,498            208,616          485,400           401,248
  Equipment                                                       113,129             71,258          208,666           132,317
  Computer processing                                              80,879             85,061          165,436           157,280
  Deposit insurance                                                18,830              2,613           26,774             6,794
  Legal                                                            42,952             31,670           68,875            53,086
  Professional fees                                                (2,039)            26,275           25,475            41,639
  Business development                                            103,980             50,605          175,853            95,214
  Office and stationary supplies                                   46,632             51,980          100,007            79,496
  Director fees                                                    35,950             50,625           71,250            85,375
  Advertising                                                      21,939             11,051           30,959            24,396
  Amortization of debt issuance costs                              12,630                  0           25,260                 0
  Other operating                                                 212,892            214,318          479,384           340,047
                                                           ---------------     --------------     ------------      ------------
     Total noninterest expenses                                 2,265,750          1,500,397        4,496,277         2,766,508
                                                           ---------------     --------------     ------------      ------------

Income before income taxes                                        372,501             13,689          648,149           273,963

Provision for income taxes                                        155,541             26,000          284,441            98,244
                                                           ---------------     --------------     ------------      ------------
Net income (loss)                                        $        216,960   $        (12,311)  $      363,708    $      175,719
                                                           ---------------     --------------     ------------      ------------
                                                           ---------------     --------------     ------------      ------------
Net income (loss) per common share - basic               $           0.14   $          (0.01)  $         0.23    $         0.12
                                                           ---------------     --------------     ------------      ------------
                                                           ---------------     --------------     ------------      ------------
Net income (loss) per common share - diluted             $           0.13   $          (0.01)  $         0.22    $         0.11
                                                           ---------------     --------------     ------------      ------------
                                                           ---------------     --------------     ------------      ------------
Weighted average number of shares - basic                       1,567,669          1,540,860        1,564,859         1,522,956
                                                           --------------      --------------     ------------      ------------
                                                           ---------------     --------------     ------------      ------------
Weighted average number of shares - diluted                     1,649,333          1,639,303        1,649,512         1,622,247
                                                           --------------      --------------     ------------      ------------
                                                           ---------------     --------------     ------------      ------------

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE SIX MONTH PERIOD ENDED JUNE 30, 1999 AND 1998

                                                                     1999                 1998
                                                                  ------------        -------------
Operating activities:
  Net income                                                   $      363,708     $        175,719
  Adjustments for non-cash items included in net income:
    Depreciation and amortization                                     155,789               97,641
    Provision for loan losses                                         265,000              230,000
    Net amortization of bond premium/discount                           1,348                1,206
    Amortization of deferred fees & costs, net                        136,787               12,925
    Gain on sale of mortgages held for sale                        (1,360,710)             (16,780)
  Changes in assets and liabilities which provided (used) cash:
     Mortgage loans held for resale                                 6,698,578              307,680
     Interest receivable                                              (33,631)            (198,023)
     Other assets                                                    (139,562)            (153,468)
     Accrued interest payable                                         (19,032)             265,185
     Accrued expenses and other liabilities                           183,446              (34,211)
                                                                  ------------        -------------
Net cash provided by operating activities                           6,251,721              687,874
                                                                  ------------        -------------

Investing activities:
  Purchase of investment securities available for sale             (6,039,698)
  Purchase of investment securities held to maturity               (2,200,000)
  Purchase of Federal Home Loan Bank stock                           (198,700)             (47,500)
  Purchase of Federal Reserve Bank stock                             (147,000)
  Proceeds from maturity of investment securities
   available for sale                                                 730,000            1,500,000
  Net change in loans to customers                                 (1,640,592)          (4,607,011)
  Purchase of furniture, equipment and leasehold improvements        (133,097)            (701,235)
  Net change in real estate owned                                     471,033                 (785)
                                                                  ------------        -------------
Net cash used in investing activities                              (9,158,054)          (3,856,531)
                                                                  ------------        -------------

Financing activities:
  Increase in demand, savings and time deposits                     7,963,162            4,483,998
  Decrease in borrowed funds                                                            (9,000,000)
  Exercise of stock warrants                                           24,130              228,971
                                                                  ------------        -------------
Net cash provided by (used in) financing activities                 7,987,292           (4,287,031)
                                                                  ------------        -------------

Net increase (decrease) in cash and cash equivalents                5,080,959           (7,455,688)

Cash and cash equivalents, beginning of period                     15,293,484           23,444,986
                                                                  ------------        -------------

Cash and cash equivalents, end of period                      $    20,374,443     $     15,989,298
                                                                  ------------        -------------
                                                                  ------------        -------------
Supplemental disclosures of cash flow information:
    Interest paid                                             $     2,608,468     $      2,139,215
                                                                  -----------         -------------
                                                                  ------------        -------------
    Income taxes paid                                         $       250,000     $        172,000
                                                                  -----------         -------------
                                                                  ------------        -------------


                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1999




1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the six month periods ended June 30, 1999 is not necessarily indicative of the results which may be expected for the entire fiscal year.

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


5.       Comprehensive Income:

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity. Comprehensive income for the six month period ended June 30, 1999 and 1998 was $330,969 and $176,643, respectively.