Form 10QSB
period 1999-09-30
MADISON BANCSHARES GROUP LTD
filed 1999-11-12
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 1999


Commission file number        0-17539


                         MADISON BANCSHARES GROUP, LTD.
   --------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

            PENNSYLVANIA                                23-2512079
  (State or other jurisdiction of           (IRS Employer Identification Number)
   incorporation or organization)

1767 SENTRY PARKWAY WEST, BLUE BELL, PA                    19422
(Address of principal executive offices)                (Zip Code)

                                 (215) 641-1111
   --------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
   --------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES /X/   NO / /

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     1,724,317 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of November 1, 1999.

                                TABLE OF CONTENTS


                                                                    PAGE NO.
                                                                    --------
                                     PART I
ITEM 1 - FINANCIAL STATEMENTS

         SEE ANNEX A                                                   17



                                     PART II

                                OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                             14

ITEM 2   CHANGES IN SECURITIES                                         14

ITEM 3   DEFAULTS UPON SAVING SECURITIES                               14

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           14

ITEM 5   OTHER INFORMATION                                             14

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                              15



SIGNATURES                                                             16

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

              Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended September 30, 1999 and 1998. The Bank commenced operations in August, 1989.


              ANALYSIS OF FINANCIAL CONDITION

              As of September 30, 1999, the Company held deposits aggregating $136,342,921, representing an increase of approximately 3% from deposits of $132,594,518 held at December 31, 1998. Of the deposits held at September 30, 1999, $20,271,993, or approximately 15%, were non-interest-bearing deposits. At September 30, 1999 total deposit accounts numbered 11,041 and outstanding loans receivable in connection with loans made to 1,718 loan accounts totaled approximately $124,409,594 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding as of September 30, 1999 and December 31, 1998, respectively.

              DEPOSIT LIABILITIES


                                                      September 30, 1999              December 31, 1998
                                                                     % of                          % of
              Type of Account                         Balance      Portfolio         Balance     Portfolio
              ---------------                      --------------  ---------     -------------   ---------
              Non-Interest bearing (1)              $ 20,271,933      15%         $ 23,423,200      18%
              Interest bearing (2)                    13,201,965      10            11,785,117       9
              Money Market (3)                        18,047,323      13            17,109,125      13
              Savings (4)                              8,314,183       6            11,089,034       8
              CD's Under 100M (5)                     44,779,343      33            38,136,009      29
              CD's Over 100M (6)                      31,728,174      23            31,052,033      23
                                                   -------------     ----       --------------     ----

              Totals                                $136,342,921     100%         $132,594,518     100%
                                                   =============     ====       ==============     ====


              [Graph]                                                 [Graph]

              LOANS OUTSTANDING


                                                      September 30, 1999              December 31, 1998
                                                                     % of                          % of
              Type of Account                         Balance      Portfolio         Balance     Portfolio
              ---------------                      --------------  ---------     -------------   ---------
              Real Estate Loans, Mortgages(1)        $ 26,667,858       21%      $ 33,743,039       27%
              Commercial Loans (2)                     84,704,639       68         72,425,657       57
              Consumer Loans (3)                        9,639,228        8          9,235,390        7
              Residential Loans Held for
                Sale (4)                                3,397,869        3         11,593,638        9
                                                     ------------      ----      ------------      ----
              Totals                                 $124,409,594      100%      $126,997,724      100%
                                                     ============      ====      ============      ====


              [Graph]                                                 [Graph]


              RESULTS OF OPERATIONS

              NET INCOME

              For the nine months ended September 30, 1999, the Company had net income of $643,929, or $.35 diluted per share, as compared to net income of $336,885 or $.19 diluted per share during the nine months ended September 30, 1998. For the quarter ended September 30, 1999, the Company had a net income of $280,221 or $.16 diluted per share as compared to $161,166, or $.09 diluted per share for the quarter ended September 30, 1998. The increase in net income from the quarter and nine months ended September 30, 1999 was primarily attributable to profits relating to the operations of the Bank's Mortgage Department and increased asset growth.

              NET INTEREST INCOME

              Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

              The graph below sets forth the Bank's net interest income growth as compared to non-interest expense for the period from September 30, 1998, through September 30, 1999:

                               [Graphic Omitted]


              The Company's net interest income, after provision for loan losses increased 28% to $5,290,129 for the nine months ended September 30, 1999 as compared to $4,127,131 for the months ended September 30, 1998. Interest income increased 18% to $9,573,682 for the nine months ended September 30, 1999, as compared to $8,094,452 for the nine months ended September 30, 1998. For the quarter ended September 30, 1999 the Company's interest income increased 16% to $3,312,414 from $2,864,574 for the quarter ended September 30, 1998. Interest expense on deposits and borrowed funds increased from $3,647,321 for the nine months ended September 30, 1998, to $3,923,553 for the nine months ended September 30, 1999, an 8% increase.

              Interest income on investment securities relates to interest on U.S. Government Obligations and Federal Agency Obligations. Interest income on U.S. Government Obligations for the nine months ended September 30, 1999 was $217,683 as compared to $115,728 for the nine months ended September 30, 1998. For the quarter ended September 30, 1999, interest income on U.S. Government Obligations was $140,180 as compared to $30,632 at September 30, 1998. The increase for the quarter and nine months resulted in more funds being invested in securities due to increased liquidity from deposit growth.

              Interest income on other securities is comprised primarily of interest income on Municipal Bonds, Debt Securities, Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. Interest income on other securities for the nine months ended September 30, 1999, was $173,388 as compared to $69,299 for the nine months ended September 30, 1998. For the quarters ended September 30, 1999 and 1998 interest income was $70,739 and $23,446, respectively. The increase in interest income on other securities is due to the Bank investing in more Federal Reserve Stock and a $2,000,000 investment in other debt securities.

              Interest income on temporary investments represents federal funds sold. For the nine months and quarter ended September 30, 1999, interest income on federal funds sold was $329,024 and $90,453, respectively, as compared to $303,593 and $74,571, respectively, for the nine months and quarter ended September 30, 1998. As a result of deposit growth, the Bank is able to increase its interest income on federal funds sold by deploying these additional deposits in overnight investments.

              Total interest and fees on loans for the nine months ended September 30, 1999 was $8,853,587 as compared to $7,605,832 for the nine months ended September 30, 1998. For the quarter ended September 30, 1999 interest and fees on loans was $3,011,042 as compared to $2,735,925 for the quarter ended September 30, 1998. The Bank experienced approximately 12% loan growth from September 30, 1998 to September 30, 1999 while the yield on the portfolio remained constant during this period.

              The increase in interest income was due primarily to growth in loans. The increase in interest expense was due to growth in deposits, as the graph below depicts. Interest expense for the nine months ended September 30, 1999 represented 41% of gross interest income or $3,923,553, as compared to $3,647,321 or 45% of gross interest income for the nine months ended September 30, 1998. For the quarter ended September 30, 1999, interest expense was $1,334,117 as compared to $1,242,921 for the quarter ended September 30, 1998.

                               [Plot Points from Graph]

          98           98           98           98           99           99           99           99
          Sep          Oct          Nov          Dec          Jan          Feb          Mar          Apr
Loans     117,594,647  117,391,043  122,294,245  126,997,720  126,148,426  124,208,238  125,441,785  123,792,555
Deposits  117,931,281  122,480,150  126,376,925  132,594,518  127,384,569  129,412,970  135,296,098  138,027,635

          99           99           99           98           99
          May          Jun          Jul          Aug          Sep
Loans     124,562,503  122,947,615  125,509,169  126,043,883  124,469,385
Deposits  136,696,050  140,557,680  133,919,076  134,604,771  136,342,921


              PROVISION FOR LOAN LOSSES

              For the nine months and quarter ended September 30, 1999, the Bank added to its provision for loan losses $360,000 and $95,000, respectively. During the nine months and quarter ended September 30, 1998, the Bank added $320,000 and $90,000 to its provision for loan losses, respectively.

              As of December 31, 1998, the Bank had $1,111,817 in its allowance for loan losses, representing .96% of outstanding loans receivable. During the first nine months ended September 30, 1999 the Bank added $360,000 to the reserve. Loans charged off against the reserve during third quarter of 1999 amounted to $199,410. There were recoveries to previously charged off loans during the nine months ended September 30, 1999 of $1,154. The allowance for loan loss reserve was $1,273,561 at September 30, 1999, representing 1.02% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses presently anticipated in the portfolio.

              Other real estate owned at September 30, 1999 totaled $361,905. One property is a commercial building in Upper Darby, Pennsylvania. This property is currently listed for sale with a realtor and was appraised for $300,000. Management continues to monitor and evaluate the Bank's exposure on this property.

              The second property is a single family dwelling located in Albrightsville, Pennsylvania. The property is currently under agreement of sale with settlement expected in the fourth quarter of 1999.

              NON-INTEREST INCOME

              Other income increased 204% to $2,504,531 for the nine months ended September 30, 1999 as compared to $825,091 during the same period in 1998. The increase was due to gains on sale of mortgage loans through the Bank's Mortgage Department which was established in June, 1998. For the quarter ended September 30, 1999, other income increased 102% to $766,937 from $380,098 for the quarter ended September 30, 1998, primarily due to gains on sale of mortgage loans.


              NON-INTEREST EXPENSE

              During the nine months ended September 30, 1999, non-interest expense increased 52% to $6,750,031 as compared to $4,441,791 during the same period in 1998. Of this amount, $3,901,660, or approximately 58%, was attributable to salary and related employee benefits as compared to $2,207,677 or approximately 50% during the first nine months of 1998. For the quarter ended September 30, 1999, non-interest expense totaled $2,253,754 as compared to $1,675,283 during the same quarter of 1998, an increase of 35%. Salary and employee related benefits expense was $1,268,722 for the quarter ended September 30, 1999 as compared to $858,061 during the same period in 1998, a 48% increase. The increase in salary and related expenses was due to increased staffing for branch expansion and primarily the establishment of the Bank's Mortgage Department and payments of commissions from sale of mortgage loans.

              Combined occupancy and equipment expenses for the nine months ended September 30, 1999 were $1,047,391 as compared to $837,365, a 25% increase, during the same period in 1998. For the quarter ended September 30, 1999, occupancy and equipment expenses were $353,325 as compared to $303,800 for the quarter ended September 30, 1998. The increase was due to annual increases in rent expenses, the lease of additional space at the Bank's main office for the Mortgage Department and the addition of one new branch since June 30, 1998.

              For the nine months ended September 30, 1999, computer expense totaled $252,568 as compared to $237,520 for the nine months ended September 30, 1998. For the quarter ended September 30, 1999, computer expense totaled $87,132 as compared to $80,240 for the quarter ended September 30, 1998. This increase was due to expenses incurred by the Mortgage Department and addition of one new branch.

              For the nine months ended September 30, 1999, legal expense totaled $103,441 as compared to $72,997 for the nine months ended September 30,

              1998, a 42% increase. For the quarter ended September 30, 1999 legal expenses totaled $34,566 as compared to $19,911 for the quarter ended September 30, 1998. Legal expense increased due to loan and collection expenses related to the non-accrual loans and certain collection related expenses that the Company incurred.

              For the nine months ended September 30, 1999, business development expenses increased 58% to $256,715 as compared to $162,025 for the nine months ended September 30, 1998. For the quarter ended September 30, 1999, business development expenses increased 21% to $80,862 as compared to $66,811 for the quarter ended September 30, 1998. The increased expense was directly attributed to a higher level of community involvement and sales promotions in connection with branch expansion.

              For the nine months ended September 30, 1999, other operating expenses totaled $770,411, or approximately 11% of total other expenses, as compared to $560,478, or 13%, during the same period in 1998. For the quarter ended September 30, 1999, these expenses totaled $291,027 as compared to $220,431 for the quarter ended September 30, 1998. Other operating expenses were comprised primarily of business promotional materials, telephone, fidelity insurance premium, shares and loan taxes, ATM expenses, accounting fees, loan expenses, and other nominal miscellaneous expenses. The increase in other operating expenses are ATM expenses increasing by approximately $11,000, telephone expense increases of approximately $3,000, postage and freight expense increasing by approximately $18,000, and loans expense decreasing by approximately $2,000. Other expenses increased marginally to the rate of growth and volume of the Bank.

              Income tax expense for the nine months and quarter ended September 30, 1999 was $400,700 and $116,259 as compared to $173,546 and
              $75,302 for the nine months and quarter ended September 30, 1998. The tax provision increased due to the increased net income of the Bank.

              CAPITAL RESOURCES

              The total number of shares of common stock outstanding on September 30, 1999 was 1,724,317 as compared to 1,562,018 at December 31, 1998. On September 15, 1999 156,767 shares of common stock were issued pursuant to a 10% stock dividend declared on August 17, 1999. During the second quarter of 1999, 5,651 shares of common stock were issued in conjunction with the exercise of warrants by one former Director. The book value per share of the Company's common stock at December 31, 1998 was $5.48, as compared to $5.84 per share at September 30, 1999, as adjusted for the stock dividend.

              During the nine month period of January 1, 1999 to September 30, 1999, the Company's total assets increased by approximately $9,822,842 or approximately 7% to $157,748,705.

              The chart below depicts various capital ratios applicable to state chartered Federal Reserve member banks and compares the Company's actual ratios at September 30, 1999 and December 31, 1998, respectively, each of which exceeded the levels required for a bank and bank holding company to be classified as "Adequately Capitalized".

              The Company's actual ratios are as follows:


                                                    Regulatory          Actual           Actual
              Ratio                                 Minimum           12/31/98           9/30/99
              -----                                 ----------        --------           -------
              Qualifying Total Capital to
              Risk Weighted Assets                     8.0%              10.72%           14.82%

              Tier 1 Capital, net of intangibles
              to Risk Weighted Assets                  4.0%                9.71%          12.16%

              Tier 1 Leverage Ratio of Capital to
              Total Adjusted Average Assets            4.0%                8.26%           8.90%

              The Company's capital-to-assets ratio was 6.39% as of December 31, 1998 and remained constant at 6.39% as of September 30, 1999. The capital-to-assets ratio for the nine months and quarter ended September 30, 1999 was attributable to the growth in assets. Management anticipates that its capital-to-assets ratio will decline in future periods as the Company's core assets continue to grow. The Company's average return on equity for the year ended December 31, 1998, was 5.13%; and its return on average assets was .34%. For the nine months ended September 30, 1999, the Company's average return on equity was 8.81% and its return on average assets was .58%. The increase in the Company's return on average equity and average assets is directly attributable to the increased net income of the Bank.

              LIQUIDITY

              The Bank's liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Bank's primary sources of funds are deposits, borrowings, amortization and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products consistent with the conservative operating philosophy of its management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement. At September 30, 1999, the Bank had outstanding advances of $5,000,000.

              The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing certificates of deposits and savings withdrawals and expenses related to general operations of the Bank. At September 30, 1999, the total approved loan commitments outstanding amounted to approximately $12 million. At the same date, commitments under unused lines of credit and the unadvanced portion of commercial credit lines amounted to approximately $21,894,000. Certificates of deposit scheduled to mature in one year or less at September 30, 1999 totaled $48,962,000. Investment securities totaled $20,616,000 at September 30, 1999, of which $1,001,000 are scheduled to mature or reprice in one year or less. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

              At September 30, 1999, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $4,700 annually. If rates fell 200 basis points, monthly revenues a year from now would increase approximately ($13,200) and a rise in rates by 200 basis points would represent a monthly decrease in revenues a year from now of approximately ($9,100). Management believes that any impact will not be significant.


              YEAR 2000 MATTERS

              The "Year 2000" issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000.

              The Company has undertaken a comprehensive upgrade of its computer systems for Year 2000 compliance. This included a conversion of the Company's computer system with a Year 2000 compliant core processing system, during 1998, and the replacement of personal computers with models which will role over (or will be manually reset) to the Year 2000 date change. These upgrades were the main result of the completion of the Company's awareness, assessment and renovation phases of Year 2000 planning. Testing of mission critical systems has been completed within the timeframes established by federal regulators. Implementation of compliant systems has taken place, based on the results of system validation. The Company has also developed a business resumption contingency plan to deal with unforeseen Year 2000 disruptions of key business partners. Validation of this plan will take place early in the fourth quarter of 1999.

              The total costs of the Year 2000 issue has not been and is not expected to be material to the Company's financial position or results of operations in any given year. These costs are based on Management's best estimates, which were derived utilizing numerous assumptions of future events including the continued availability of certain resources, third party modification plans and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ from those plans. Based upon current information, the Company continues to believe that its Year 2000 expenditures for 1999 will be approximately $23,500.

              The risks associated with the Year 2000 issue include system failure or miscalculations causing disruptions of operations including, among other things, an inability to process transactions and engage in normal business activities. Although the Company has actively worked towards full compliance, certain contingency plans have been established to mitigate the impact should the aforementioned risks be realized. The Company has completed a business resumption contingency plan. This plan should enable the Company to resume operations and continue to provide services in the event of an unforeseen disruption due to the century date change, should systems or processes outside our company fail.


              RECENT DEVELOPMENTS

              On October 5, 1999, the Bank submitted to the Department of Banking of the Commonwealth of Pennsylvania and to the Federal Reserve Bank of Philadelphia, Pennsylvania, an application to establish a branch office located at 100 Gibraltar Road, Pennsylvania Business Campus, Horsham, PA 19044. The branch is scheduled to open on or about December 1, 1999, provided approvals are received.

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

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

              (a)  Exhibits Filed

                                                                         Page Number in
Exhibit Number                                                    Sequential Numbering System
--------------                                                    ---------------------------

     3             Amended and Restated Articles                               *
                   of Incorporation, as amended, and
                   Amended and Restated Bylaws of
                   the Issuer

     10            (1)  Amended and Restated Declaration                      **
                        of Trust of Madison Capital Trust I
                        dated July 13, 1998.
                   (2)  Indenture between Madison Bancshares                  **
                        Group, Ltd. and Christiana Bank and
                        Trust Company), as Trustee, dated
                        July 13, 1998.
                   (3)  Capital Securities Guarantee between Madison          **
                        Bancshares Group, Ltd. and Christiana Bank
                        and Trust Company), as Trustee, dated
                        July 13, 1998.

     27            Financial Data Schedule

              (b)  Reports on Form 8-K
                   On August 17, 1999, the Company filed a Current Report on
                   Form 8-K reporting the declaration of a 10% stock dividend by the Company's Board of Directors, payable September 16,
                   1999 to shareholders of record as of September 1, 1999.



--------------------
* Incorporated by reference from the Issuer's Registration Statement on Form S-1 No. 33-27146

** Incorporated by reference from the Issuer's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

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




                                            Madison Bancshares Group, Ltd.




                                            ------------------------------
                                            Vito A. DeLisi
                                            Executive Vice President


                                            ------------------------------
                                            E. Cheryl Hinkle
                                            Senior Vice President




Date Executed:  November     , 1999

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                          September 30, 1999      December 31, 1998
                                                                          ------------------      -----------------

ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                           $   6,195,796         $   7,793,484
  Federal funds sold                                                            4,500,000             7,500,000
                                                                            -------------         -------------

     Total cash and cash equivalents                                           10,695,796            15,293,484

INVESTMENT SECURITIES:
  Held to maturity (fair value- 1999, $2,570,301;
   1998, $1,613,597)                                                            2,570,535             1,602,493
  Available for sale (amortized cost; 1999, $17,056,151;
   1998, $1,000,046)                                                           16,996,360             1,010,000
  Federal Home Loan Bank Stock                                                    726,000               527,300
  Federal Reserve Bank Stock                                                      323,400               176,400

LOANS (Net of allowance for loan losses - 1999, $1,273,561;
  1998, $1,111,817)                                                           119,383,055           113,819,315

MORTGAGE LOANS HELD FOR SALE                                                    3,397,869            11,593,638

REAL ESTATE OWNED                                                                 361,905               734,089

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                            1,543,080             1,583,473

ACCRUED INTEREST RECEIVABLE                                                     1,095,469             1,076,682

OTHER ASSETS                                                                      655,236               508,989
                                                                            -------------         -------------
TOTAL                                                                       $ 157,748,705         $ 147,925,863
                                                                            -------------         -------------
                                                                            -------------         -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                       $  20,271,933            23,423,200
  Interest-bearing demand deposits                                             13,201,965            11,785,117
  Savings deposits                                                              8,314,183            11,089,034
  Money market deposits                                                        18,047,323            17,109,125
  Time deposits                                                                76,507,517            69,188,042
                                                                            -------------         -------------
     Total deposits                                                           136,342,921           132,594,518

Borrowed funds                                                                  5,000,000
GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                             5,000,000             5,000,000

ACCRUED INTEREST PAYABLE                                                        1,077,400               804,222

ACCRUED EXPENSES AND OTHER LIABILITIES                                            255,966                76,731
                                                                            -------------         -------------
     Total Liabilities                                                        147,676,287           138,475,471
                                                                            -------------         -------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 5,000,000 shares; issued and outstanding, 0 shares
  Common stock, $1 par value - authorized 20,000,000 shares;
    issued and outstanding, 1,724,317 in 1999 and 1,562,018 in 1998             1,724,317             1,562,018
  Capital surplus                                                               8,678,448             7,563,433
  Accumulated earnings                                                           (290,885)              318,371
  Accumulated other comprehensive income (loss)                                   (39,462)                6,570
                                                                            -------------         -------------
     Total shareholders' equity                                                10,072,418             9,450,392
                                                                            -------------         -------------
 TOTAL                                                                      $ 157,748,705         $ 147,925,863
                                                                            -------------         -------------
                                                                            -------------         -------------

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE PERIODS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                  Three Months Ended                    Nine Months Ended
                                                             ---------------------------------     ------------------------------
                                                                  1999              1998              1999              1998
                                                             ---------------    --------------     ------------      ------------

Interest income:
  Interest and fees on loans                              $       3,011,042  $      2,735,925   $    8,853,587    $    7,605,832
  Interest and dividends on investment securities:
    US Government obligations                                       140,180            30,632          217,683           115,728
    Other securities                                                 70,739            23,446          173,388            69,299
    Interest on temporary investments                                90,453            74,571          329,024           303,593
                                                             ---------------    --------------     ------------      ------------
                                                                  3,312,414         2,864,574        9,573,682         8,094,452
                                                             ---------------    --------------     ------------      ------------

Interest expense:
  Interest on:
    Demand deposits                                                  63,129            45,468          186,101           138,511
    Savings and money market deposits                               193,049           155,672          563,237           472,066
    Time deposits                                                   932,783           947,676        2,804,059         2,940,951
    Federal funds purchased and other borrowings                     32,656               355           32,656             2,043
    Preferred trust securities                                      112,500            93,750          337,500            93,750
                                                             ---------------    --------------     ------------      ------------
                                                                  1,334,117         1,242,921        3,923,553         3,647,321
                                                             ---------------    --------------     ------------      ------------

Net interest income before provision for loan losses              1,978,297         1,621,653        5,650,129         4,447,131
Provision for loan losses                                            95,000            90,000          360,000           320,000
                                                             ---------------    --------------     ------------      ------------
Net interest income after provision for loan losses               1,883,297         1,531,653        5,290,129         4,127,131
                                                             ---------------    --------------     ------------      ------------

Other noninterest income:
  Gain on sale of mortgage loans                                    605,680           160,759        1,966,390           177,539
  Service charges on deposit accounts                               157,923           188,057          475,010           551,328
  Other                                                               3,334            31,282           63,131            96,224
                                                             ---------------    --------------     ------------      ------------
     Total noninterest income                                       766,937           380,098        2,504,531           825,091
                                                             ---------------    --------------     ------------      ------------

Other noninterest expenses:
  Salary and employee benefits                                    1,268,722           858,061        3,901,660         2,207,677
  Occupancy                                                         232,643           213,489          718,043           614,737
  Equipment                                                         120,682            90,311          329,348           222,628
  Computer processing                                                87,132            80,240          252,568           237,520
  Deposit insurance                                                   8,324             8,839           35,098            15,633
  Legal                                                              34,566            19,911          103,441            72,997
  Professional fees                                                  13,850            21,415           39,325            63,054
  Business development                                               80,862            66,811          256,715           162,025
  Office and stationary supplies                                     52,210            46,836          152,217           126,332
  Advertising                                                        19,206            11,088           50,165            35,484
  Director fees                                                      31,900            37,851          103,150           123,226
  Amortization of debt issuance costs                                12,630                             37,890
  Other operating                                                   291,027           220,431          770,411           560,478
                                                             ---------------    --------------     ------------      ------------
     Total noninterest expenses                                   2,253,754         1,675,283        6,750,031         4,441,791
                                                             ---------------    --------------     ------------      ------------

Income before income taxes                                          396,480           236,468        1,044,629           510,431
Provision for income taxes                                          116,259            75,302          400,700           173,546
                                                             ---------------    --------------     ------------      ------------
Net income (loss)                                         $         280,221  $        161,166   $      643,929    $      336,885
                                                             ===============    ==============     ============      ============

Net income per common share - basic                       $            0.16  $           0.09   $         0.37    $         0.20
                                                             ===============    ==============     ============      ============
Net income per common share - diluted                     $            0.16  $           0.09   $         0.35    $         0.19
                                                             ===============    ==============     ============      ============

Weighted average number of shares - basic                         1,724,436         1,712,472        1,722,387         1,687,795
                                                             ===============    ==============     ============      ============

Weighted average number of shares - diluted                       1,807,287         1,798,731        1,816,720         1,790,305
                                                             ===============    ==============     ============      ============

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

                                                                        1999                   1998
                                                                  ------------------       -------------

Operating activities:
  Net income                                                  $             643,929    $        336,885
  Adjustments for non-cash items included in net income:
    Depreciation and amortization                                           234,810             168,588
    Provision for loan losses                                               360,000             320,000
    Net amortization of bond premium/discount                                 9,263              (1,402)
    Amortization of deferred fees & costs, net                             (117,845)             97,970
    Gain on sale of mortgages held for sale                              (1,966,390)           (177,539)
  Changes in assets and liabilities which provided
    (used) cash:
     Interest receivable                                                    (18,787)           (288,358)
     Mortgage loans held for resale                                      10,162,159          (6,481,796)
     Other assets                                                          (146,247)           (431,458)
     Accrued expenses and other liabilities                                 179,235              (3,355)
     Accrued interest payable                                               273,178             127,667
                                                                  ------------------       -------------
Net cash provided by (used in) operating activities                       9,613,305          (6,332,798)
                                                                  ------------------       -------------

Investing activities:
  Purchase of investment securities available for sale                  (16,039,698)            (47,500)
  Purchase of investment securities held to maturity                     (2,200,000)
  Purchase of Federal Home Loan Bank stock                                 (198,700)
  Purchase of Federal Reserve Bank stock                                   (147,000)
  Proceeds from maturity of investment securities
   available for sale                                                       730,000           1,000,000
  Proceeds from maturity of investments available for sale                                      500,000
  Net change in loans to customers                                       (5,804,895)         (7,340,638)
  Purchase of furniture, equipment and leasehold improvements              (194,417)           (828,241)
  Net change in real estate owned                                           372,184            (256,741)
  Proceeds from maturity of investments held to maturity                    500,000
                                                                  ------------------       -------------
Net cash used in investing activities                                   (22,982,526)         (6,973,120)
                                                                  ------------------       -------------

Financing activities:
  Increase in demand, savings and time deposits                           3,748,403           3,063,945
  Increase (decrease) in borrowed funds                                   5,000,000          (9,000,000)
  Exercise of stock warrants                                                 24,130             234,364
  Issuance of trust preferred securities                                                      5,000,000
                                                                  ------------------       -------------
Net cash provided by (used in) financing activities                       8,772,533            (701,691)
                                                                  ------------------       -------------

Net decrease in cash and cash equivalents                                (4,597,688)        (14,007,609)
Cash and cash equivalents, beginning of period                           15,293,484          23,444,986
                                                                  ------------------       -------------

Cash and cash equivalents, end of period                      $          10,695,796    $      9,437,377
                                                                  ==================       =============

Supplemental disclosures of cash flow information:
    Interest paid                                             $           3,650,375    $      3,519,654
                                                                  ==================       =============

    Income taxes paid                                         $             425,000    $        227,000
                                                                  ==================       =============




                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999





1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three and nine month period ended September 30, 1999 is not necessarily indicative of the results which may be expected for the entire fiscal year.

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

         On August 17, 1999, the Board of Directors declared a stock dividend in the amount of ten percent (10%) payable in shares of the Company's common stock. Such dividend was payable on or about September 16, 1999 to holders of the Company's common stock on September 1, 1999. No fractional shares were issued in connection with such dividend. Per share computations reflect the changes in the number of shares resulting from these dividends.

5.       Comprehensive Income:

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity. Comprehensive income for the three and nine month periods ended September 30, 1999 was $266,928 and $597,897, respectively. Comprehensive income for the three and nine month periods ended September 30, 1998 was $166,889 and $343,532, respectively.