Form 10KSB
period 1999-12-31
MADISON BANCSHARES GROUP LTD
filed 2000-03-29
CIK 846809

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

               --------------------------------------------------


                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 (fee required)

For the fiscal year ended December 31, 1999.

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

YES    X
      ---         ---

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.


     [ ]

     State the Issuer's revenues for its most recent fiscal year. $16,443,137

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. $5,595,611 based on the average of the bid and asked on the National Association of Securities Dealers Automated Quotation System on March 27, 2000.*

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest publication date. 1,756,320 as of March 27, 2000.

     Transitional Small Business Disclosure Format (check one). YES      NO X
                                                                    ---    ---

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be utilized in connection with the Issuer's 2000 Annual Meeting of Shareholders are incorporated by reference into
Part III hereof.

--------------------

* Excluded from such market value computation are the approximately 727,715 issued and outstanding shares beneficially owned by executive officers and directors of Issuer and its subsidiary.

EXHIBIT INDEX APPEARS ON PAGE 48 IN SEQUENTIAL NUMBERING SYSTEM OF THIS FORM 10-KSB

                         MADISON BANCSHARES GROUP, LTD.

                                   FORM 10-KSB

                                      INDEX



PART 1                                                                     PAGE

Item 1       Description of Business.......................................   4
Item 2       Description of Property.......................................   7
Item 3       Legal Proceedings.............................................   7
Item 4       Submission of Matters to a Vote of Security Holders...........   7

PART II

Item 5       Market for Common Equity and Related Stockholder Matters......   8
Item 6       Management's Discussion and Analysis of Financial
             Condition and Results of Operations...........................   9
Item 7       Financial Statements..........................................  23
Item 8       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure...........................  48

PART III

Item 9       Director, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............   48
Item 10      Executive Compensation.......................................   48
Item 11      Security Ownership of Certain Beneficial Owners and
             Management...................................................   48
Item 12      Certain Relationships and Related Transactions...............   48
Item 13      Exhibits and Reports on Form 8-K   ......................... .  48


                                     PART I

ITEM 1    -DESCRIPTION OF BUSINESS

          MADISON BANCSHARES GROUP, LTD.

          Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania on May 31, 1988. The Company became a bank holding company on August 8, 1989 when it consummated the acquisition of all of the capital stock to be issued of the Madison Bank in connection with the Bank's formation. The Company provides banking services through The Madison Bank, and does not engage in any activities other than banking and related activities. The principal executive offices of the Company are located at The Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, PA 19422. Its telephone number at such location is (215) 641-1111. At present, the Bank has eight branch offices.

          As of the date hereof, the Company and Madison Bank had a total of 84 employees.

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

          The Bank conducts retail and commercial banking through its branch offices located at 1767 Sentry Parkway West, Blue Bell, PA, 202 West Ridge Pike, Conshohocken, PA , 1380 Skippack Pike, Center Square, PA, 600 W. Lancaster Avenue, Strafford, PA, 100 West Main Street, Century Plaza, Suite 100, Lansdale, PA, 8000 Verree Road, Philadelphia, PA, 100 Gibraltar Road, Horsham, PA and Route 413 and Doublewoods Road, Langhorne, PA, offering a broad range of consumer and commercial banking services. The Bank opened the West Ridge Pike office in September, 1991, the Center Square office in October, 1995, the Strafford office in August, 1996, the Lansdale office in August, 1997, the Northeast office in June, 1998, the Horsham office in December, 1999 and the Langhorne office in February, 2000. As of December 31, 1999 and 1998, the Bank held deposits totaling $130,423,177 and $132,644,741, respectively, including deposits of the Company. As of the same dates, the Bank had gross loans receivable of $129,652,578 and $126,997,724 (inclusive of residential loans held for sale), respectively. The majority of such loans were made for commercial purposes.

          As of December 31, 1999 and 1998, the Company had total assets of $155,842,410 and $147,925,863 and total shareholders' equity of $10,282,531 and $9,450,392, respectively. Investments amounted to $19,319,853 at year end 1999, of which $16,749,747 were classified as available for sale and the balance was classified as held to maturity. Investments amounted to $2,612,493 at the end of 1998, of which $1,010,000 were classified as available for sale and the balance classified as held to maturity.

          The Bank's branch offices serve an area that encompasses an eight mile radius. The addition of the Horsham and Langhorne branches strengthens the Bank's visibility in Montgomery and Bucks Counties and enhances the ability to meet the needs of the communities we serve. These added offices guarantee Madison Bank impact and influence within the five county regions. The Bank currently offers services to residents of approximately 109 Townships/Boroughs.

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

          The Bank also offers a broad range of loan and credit facilities to the businesses and residents of its service area, including secured and unsecured loans, home improvement loans, mortgages and home equity lines of credit. The Bank also has its own mortgage department to better service mortgage applications.

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

          COMPETITION

          There is substantial competition among financial institutions in the Bank's service areas for deposits as well as loan customers. The Bank competes with new and established local commercial banks, as well as numerous Philadelphia and regionally-based commercial banks. In addition, the Bank competes directly and indirectly with savings banks, savings and loan associations, finance companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, mortgages and consumer and commercial loans, as well as its other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credits, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

          Many of the banks with which the Bank competes have established depositor and borrowing relationships, greater financial resources, a wider range of deposit and credit instruments, and possess greater depth of management. The Bank is subject to potential additional competition from new branch banks which could open in its trade areas.

          In addition, there are banks and other financial institutions which serve surrounding areas and out-of-state financial institutions which currently, or in the future, may compete in the Bank's market. The Bank competes to attract deposits and loan applications both from customers of existing institutions and from customers new to its service areas.

ITEM 2    -DESCRIPTION OF PROPERTY

          The Company leases approximately 13,381 total square feet on the first floor and 3,355 total square feet of space on the second floor for its mortgage department operations of the Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, Pennsylvania, (the "Building"). Of the 13,381 square feet of space on the first floor, 3,381 square feet was leased by the Company on February 1, 1996 and an additional 1,400 square feet leased by the Company on January 21, 1997. The leased space is occupied by both the Company and the Bank and serves as the Bank's primary banking location. The space contains a banking area, lobby, operations center and a vault together with administrative and executive offices. The Bank's space also includes a drive-thru banking facility and an automated walk-up teller machine. The initial term of the original lease (the "Lease") expired on December 31, 1994. The Lease contains two renewal options of five years each. The Company exercised its option for the first five year renewal term. Base rental payments under the Lease until December 31, 1999 (the expiration of the first renewal option) were payable monthly at an annual rate of $142,092. The Company exercised its second renewal option, beginning January 1, 2000, and base rental payments increased to $164,700 per annum. The Lease provides for a redecoration allowance based on $5.00 per square foot or the sum of $45,395 for each option term and was paid to the Bank in February, 2000. In addition to the base rents referred to above, the Company is required to pay its pro rata share of the Building's operating costs, including real estate taxes, water and sewer charges, equipment maintenance charges, exterior maintenance and upkeep, common area electric charges, trash removal, and certain other similar items. For 1999, the amount of such expenses was $39,652. The maximum allocable portion of the Building's operating costs will be approximately $41,742 for 2000. The additional 3,381 square feet are leased at an annual rate of approximately $58,660 with a 3.5% increase each year through February 1, 2001. The additional 1,400 square feet were leased for approximately $28,078 during 1997 and increases to $29,575 through February 1, 2001. The second floor space of 3,355 square feet was leased at an annual rate of approximately $70,722 and increases to $77,354 through November 30, 2001.

          The Bank also leases space for branch banking facilities at the following locations and through the years indicated in parentheses: (i) 2,800 square feet in Horsham, Pennsylvania (2009) (ii) 3,965 square feet in Lansdale, Pennsylvania (2007), (iii) 3,000 square feet in Strafford, Pennsylvania (2006); (iv) 3,600 square feet in Center Square, Pennsylvania
     (2005), (v) 3,620 square feet in Conshohocken, Pennsylvania (2001), (vi) 2,800 square feet in Horsham, Pennsylvania (2009) and (vii) 2,400 square feet in Langhorne, Pennsylvania (2009). The aggregate annual rent for the space leased for branch banking facilities is $436,842 and is subject to annual increases. The Bank is also responsible for its allocable share of operating costs for such space.

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

ITEM 4    -SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE.

          PART II

ITEM 5    -MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER
           MATTERS

          The common stock of the Company is traded on the NASDAQ SmallCap Market. As of March 27, 2000, there were approximately 451 holders of record of the Company's common stock.

          The high and low bid prices for the Company's common stock during each quarter of the last two fiscal years were as follows:



                                           1999
                                           ----
                       1ST QTR      2ND QTR       3RD QTR      4TH QTR
                       -------      -------       -------      -------
          High Bid     10            10           8-3/4         7-7/16
          Low Bid       6-13/16       7-3/64      7-1/8         4-7/8


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

          The Company has not paid any cash dividends. The Board of Directors does not intend to declare cash dividends in the immediate future. At December 31, 1996 the Company's comon stock outstanding was 971,360 shares. In January 1997, a 7.5% stock dividend was declared, resulting in the issuance of 72,703 additional shares of common stock. In October, 1997, a 20% stock dividend was declared, resulting in the issuance of 208,710 additional shares of common stock. In May, 1998 a 20% stock dividend was declared, resulting in 259,040 additional shares of common stock, and in September, 1999 a 10% stock dividend was declared, resulting in 156,648 additional shares of common stock being issued (collectively, the "Stock Dividends"). In addition to the dividends issued, a total of 79,486 options and warrants were exercised.

          On July 13, 1998, Madison Capital Trust I, a Delaware business trust established by the Company (the "Trust"), sold $5,000,000 in liquidation in the amount of 9.00% Capital Securities, representing preferred beneficial interest in the assets of the Trust, to seven institutional accredited investors in a private offering exempt from registration under Regulation D under the Securities Act of 1933.

          On February 8, 2000, the Company received commitments to purchase, in a private placement to its Board of Directors, pursuant to Section 4(2) of the Securities Act of 1933, as amended, 335,000 shares of its common stock. In certain circumstances, some purchases may be subject to regulatory approval. If all of the shares are purchased, the private placement would raise $1,926,250 million. As of March 27, 2000, 175,000 of such shares have been sold for an aggregate of $1,006,250.

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

          CAPITAL RESOURCES

          In January, 1997, 72,703 shares of common stock were issued in connection with a stock dividend and in October, 1997, a 20% stock dividend was declared, resulting in the issuance of 208,710 additional shares of common stock being issued. In May, 1998, a 20% stock dividend was declared, resulting in the issuance of 259,040 additional shares of common stock being issued. Also, a total of 50,205 shares were exercised in 1998 in conjunction with stock options. At December 31, 1998, the common stock outstanding was 1,562,018 shares as compared to 1,747,947 shares at December 31, 1999. The book value per share of the Company's common stock at December 31, 1999, 1998 and 1997 was $5.88, $5.41 and $5.00,
     respectively, after giving retroactive effect to the issuance of stock dividends and options exercised.

          The chart below presents various capital ratios applicable to state-chartered, Federal Reserve member banks and bank holding companies. The requirements are compared to the Company's actual ratios at December 31, 1999, which exceeded the levels required to be "well capitalized" under applicable Federal Deposit Insurance Corporations' regulations.

                             RISK WEIGHTED CATEGORY

     RISK WEIGHTED ASSETS                 0%       20%      50%     100%     TOTAL
     --------------------------------------------------------------------------------
     Loans                                               $48,968  $80,348   $129,316
     Securities Available for Sale   $  323    $17,500                         17,823
     Securities Held to Maturity                   570               2,000      2,570
     Federal Funds Sold                            500                            500
     Cash and Due From Banks          2,254        335                          2,589
     Other Assets                                                    4,306      4,306
                                      -----------------------------------------------
     --------------------------------------------------------------------------------
     CATEGORY TOTALS                  2,577     18,905     48,968   86,654    157,104
     --------------------------------------------------------------------------------
     Off balance-sheet items
      (risk weighted)                              182
     --------------------------------------------------------------------------------
     Total risk-weighted assets     $     0     $3,817    $24,484  $86,654   $114,955
     ================================================================================
     Average Total Assets            156,072



     CAPITAL                                          TIER 1   TIER 2    TOTAL
     --------------------------------------------------------------------------
     Shareholders' equity (inclusive of  Trust
       Preferred Securities eligible for Tier 1)    $13,979    $        $13,979
     Allowance for loan losses and Trust
       Preferred                                                2,767     2,767
                                                     ------    ------   -------
     --------------------------------------------------------------------------
     Total Capital                                   $13,979   $2,767   $16,746
     ==========================================================================



                                          REGULATORY
                                            MINIMUM      ACTUAL       ACTUAL
     RATIO                                  12/31/99    12/31/99     12/31/98
     -----                                  --------    --------     --------

     Qualifying Total Capital
     to Risk Weighted Assets                  8.0%       14.57%       10.72%

     Tier 1 Capital to Risk Weighted
     Assets                                   4.0%       12.16%        9.71%

     Tier 1 Ratio to
     Total Adjusted Average Assets            4.0%        8.96%        8.26%


          The Company's capital-to-assets ratio increased from 6.39% as of December 31, 1998 to 6.60% at December 31, 1999. The increase in the capital-to-assets ratio was due to increased earnings of the Company during 1999. The Company's return on average equity for 1999 was 9.39% and for 1998 was 5.13%; and its return on average assets was .61% for 1999 as compared to .32% for 1998. The increase in the Company's return on equity and return on assets from 1998 to 1999 was directly attributable to increased net income. (See "Management's Discussion and Results of Operations.") For information concerning the Bank's Capital Ratios see footnote 17 of the Company's financial statements.

          The following table sets forth certain information from the Bank's average consolidated statement of financial condition and reflects the weighted average yield on its assets and weighted average cost of its liabilities for the periods ended December 31, 1998 and 1999. Such yields and costs were derived by dividing actual income or expense by the monthly average balance of assets or liabilities, respectively, for the respective period, and exclude unrecorded interest income related to non-accrual loans.

                                                       1999                             1998
                                                  (IN THOUSANDS)                     (IN THOUSANDS)
                                         AVERAGE                  YIELD     AVERAGE                 YIELD
                                         BALANCE     INTEREST     COST      BALANCE     INTEREST    COST
                                        ---------    --------     ----     ---------    --------    ----
ASSETS
Interest-earning assets:
  Loans Receivable (includes
    mortgage loans held for sale)       $ 123,628     $12,037     9.74%    $ 110,761     $10,507    9.49%
  Other Investments                        11,255         302     2.68         4,135         236    5.71
Federal Funds Sold                          7,880         370     4.70         6,408         352    5.49
                                        ---------     -------              ---------     -------
Total Interest-Earning Assets           $ 142,763     $12,709     8.90     $ 121,304     $11,095    9.15
                                                      -------     ----                   -------    ----
Non-Interest-Earning Assets                 8,309                              8,203
                                        ---------                          ---------
    Total Assets                        $ 151,072                          $ 129,507
                                        =========                          =========
LIABILITIES & SHAREHOLDERS' EQUITY:
Interest-bearing liabilities:
  Demand Interest-Bearing               $  12,624     $   249     1.97     $   9,237     $   189    2.05
  Money Market & Savings                   26,943         754     2.80        21,932         640    2.92
  Other Time Deposits                      71,933       3,810     5.30        69,010       3,919    5.68
    Borrowed Funds                          2,444         139     5.69
    Preferred Trust                         5,000         450     9.00         2,500         225    9.00
                                        ---------     -------              ---------     -------
Total Interest-Bearing Liabilities        118,944       5,402     4.54       102,679     $ 4,973    4.84
                                                      -------     ----                   -------    ----
Other Liabilities                          22,272                             18,132
                                           ------                             ------
    Total Liabilities                     141,216                            120,811
Shareholders' Equity                        9,856                              8,696
                                        ---------                          ---------
Total Liabilities and Shareholders'
  Equity                                $ 151,072                          $ 129,507
                                        =========                          =========
Net Interest Income/Rate Spread                       $ 7,307     4.36%                  $ 6,122   4.31%
                                                      =======     ====                   =======   ====
Net Interest Margin                                               5.12%                            5.05%
                                                                  ====                             ====


          The following table analyzes the rate/volume variances between the Bank's interest-earning assets and interest-bearing liabilities for the fiscal years 1999 compared to 1998 and 1998 compared to 1997. For each category of interest-bearing assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes to rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.


                                                           YEAR ENDED DECEMBER 31
                                                           ----------------------
                                                 1999 VS. 1998                     1998 VS. 1997
                                                 -------------                     -------------
                                                              (IN THOUSANDS)
                                         VOLUME       RATE       TOTAL      VOLUME       RATE        TOTAL
                                         -------    --------    --------    -------     -------     -------

Interest Income:
   Loan Portfolio (includes mortgages
     held for sale)                      $ 1,247    $   283     $ 1,530     $ 1,240     $   128     $ 1,368
   Other Investments                         242       (176)         66         (31)        (23)        (54)
   Federal Funds                              74        (56)         18         147           9         156
                                         -------    --------    --------    -------     -------     -------
Total Interest Earning Assets              1,563         51       1,614       1,355         115       1,470
                                         -------    --------    --------    -------     -------     -------
Interest Expense:
   Demand Interest - Bearing                  67         (7)         60          64          (2)         62
   Money Market & Savings                    141        (27)        114          86         (54)         32
   Other Time Deposits                       161       (270)       (109)        715         (53)        662
   Borrowed Funds                            139                    139        (399)                   (399)
   Preferred Trust                           225                    225         225                     225
                                         -------    --------     -------    -------     -------     -------
Total Interest Bearing Liabilities           733       (304)        429         691        (109)        582
                                         -------    --------    --------    -------     -------     -------
Net Change in Net Interest Income        $   830    $   355     $ 1,185     $   604     $   224     $   888
                                         -------    --------    --------    -------     -------     -------
                                         -------    --------    --------    -------     -------     -------


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

          At December 31, 1999, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $19,600. If rates fell 200 basis points, monthly revenues a year from now would increase approximately $20,663 and a rise in rates by 200 basis points would represent a monthly loss in revenues of approximately $17,842.

          Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

          The table on the next page represents the interest rate sensitivity of the Company as of December 31, 1999 by listing major categories of interest-sensitive assets and compares them to interest-sensitive liabilities for various time periods. The repricing intervals primarily are determined by the first opportunity for the Company to change the interest rate on the subject instrument. The table shows the difference between interest-sensitive assets and interest-sensitive liabilities, or Gap, for each repricing interval and a cumulative Gap and certain calculations based on such information.

                        INTEREST RATIO SENSITIVITY REPORT
                             AS OF DECEMBER 31, 1999
                             (DOLLARS IN THOUSANDS)


                                     1-90       91-180      181-365          1-5           5 YEARS
                                     DAYS        DAYS         DAYS          YEARS          AND OVER       TOTAL
                                   --------    --------     ---------      --------       ---------      --------

Interest-Sensitive Assets
Federal Funds Sold                 $    500    $      0     $       0      $      0       $       0      $    500
Loans                                52,478       6,815         6,257        43,635          18,869       128,054
Interest-Bearing Balances                 0           0             0             0               0             0
Investment Securities Held
   For Sale                               0           0             0        12,056           5,767        17,823
Investment Securities Held
   For Maturity                           0           0             0           400           2,170         2,570
                                   --------    --------     ---------      --------       ---------      --------

Totals                             $ 52,978    $  6,815     $   6,257      $ 56,091       $  26,806      $148,947
Cumulative Total                   $ 52,978    $ 59,793     $  66,050      $122,141       $ 148,947      $148,947
Interest-Sensitive Liabilities
Demand-Interest-bearing            $ 12,705    $      0     $       0      $      0       $       0      $ 12,705
Savings Accounts                      8,150           0             0             0               0         8,150
Money Market Accounts                15,205           0             0             0               0        15,205
Time Deposits                        21,048      10,679        21,488        14,804           5,719        73,738
Borrowed Funds                            0           0             0         9,000               0         9,000
Trust                                     0           0             0             0           5,000         5,000
                                   --------    --------     ---------      --------       ---------      --------
Totals                             $ 57,108    $ 10,679     $  21,488      $ 23,804       $  10,719      $123,798

Cumulative Totals                  $ 57,108    $ 67,787     $  89,275      $113,079       $ 123,798      $123,798

Gap                                $ (4,130)   $ (3,864)    $ (15,231)     $ 32,287       $  16,087      $ 25,149

Cumulative Gap                     $ (4,130)   $ (7,994)    $ (23,225)     $  9,062       $  25,149      $ 25,149

Interest-sensitive assets/
Interest-sensitive liabilities
   (cumulative)                         .93         .88           .74          1.08            1.20         1.20

Cumulative Gap/total earning
  assets                                 (3%)        (5%)         (16%)          (2%)            17%          17%

Total Earning Assets                          $148,947


          Liquidity management allows a financial institution to meet its potential cash needs, at reasonable rates, from a variety of sources. Management monitors projected and current cash flows to maintain adequate levels of liquidity. Management believes that the utilization of core deposits, maturing existing earning assets, such as securities, and relatively short-term borrowings are the most appropriate approach to meet the Bank's liquidity needs. As a result of such liability repricing, management has been able to adjust for such slight declines during the first 90 days from which interest rates changed, with little effect on net interest income. During 1999, the Company's net interest spread was maintained at approximately 4.36%, as compared to 4.31% in 1998.

          RESULTS OF OPERATIONS

          At December 31, 1999, the Bank held deposits aggregating $130,338,463, of which $20,540,071, or approximately 16%, were non-interest-bearing deposits, (exclusive of the $84,714 deposits held by the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, outstanding loans receivable made to 1,762 loan customers totaled approximately $124,233,606, resulting in an average loan size of approximately $70,507.

          At December 31, 1998, the Bank held deposits aggregating $132,594,518, of which $23,423,200, or approximately 18%, were non-interest-bearing deposits (exclusive of the $50,223 deposits of the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, outstanding receivables in connection with loans made to 1,718 loan customers totaled approximately $115,404,086, (exclusive of residential mortgage loans held for sale) resulting in an average loan size of approximately $67,174.

          At December 31, 1997, the Bank held deposits aggregating $114,832,410, of which $16,076,381, or approximately 14%, were non-interest-bearing deposits, (exclusive of the $6,566 deposits of the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, outstanding loans receivable in connection with loans made to 1,423 loan customers totaled approximately $103,373,175 (exclusive of residential mortgage loans held for sale), resulting in an average loan size of approximately $72,645.


                                  1999                        1998                         1997
                                  ----                        ----                         ----
                                        % OF                         % OF                         % OF
TYPE OF ACCOUNT          BALANCE      PORTFOLIO        BALANCE     PORTFOLIO       BALANCE      PORTFOLIO
                       ------------   ---------     ------------   ---------     ------------   ---------
Non-Int.  Bearing      $ 20,540,071       16.00%    $ 23,423,200       18.00%    $ 16,076,381       14.00%
Interest-Bearing         12,704,649       10.00       11,785,117        9.00        8,164,080        7.00
Money Market             15,205,159       12.00       17,109,125       13.00       14,039,724       12.00
Savings                   8,150,269        6.00       11,089,034        8.00        5,270,011        5.00
CDs over $100,000        33,239,808       25.00       31,052,033       23.00       32,244,281       28.00
CDs under $100,000       40,498,507       31.00       38,136,009       29.00       39,037,933       34.00
                       ------------   ---------     ------------   ---------     ------------   ---------
Total Deposits         $130,338,463      100.00%    $132,594,518      100.00%    $114,832,410      100.00%
                       ============   =========     ============   =========     ============   =========


          For the year ended December 31, 1999, the Company's total income was $16,443,137 and its total expenses were $15,517,362, resulting in a net profit for the year of $925,775. The increase in net income for the year ended December 31, 1999 was due to increased interest income from the Bank's earning assets and gain on sale of mortgage loans. For the year ended December 31, 1998, the Company's total income was $12,586,029 and its total expenses were $12,139,667, resulting in a net profit for the year of $446,362. For the year ended December 31, 1997, the Company's total income was $10,376,499 and its total expenses were $9,620,021, resulting in a net profit of $756,478. The decrease in net income for the year ended December 31, 1998 as compared to December 31, 1997 was primarily due to an increase in operating expenses due to branch expansion and start up costs associated with the Bank's mortgage department.

          As of December 31, 1999, the allowance for loan loss equaled approximately 1.02% of outstanding loans, including non-accrual loans. As of December 31, 1998, the Bank's allowance for loan losses equaled approximately .96% of outstanding loans receivable, including non-accrual loans. At December 31, 1997, the Bank's allowance for loan losses equaled approximately .91% of outstanding loans receivable, including non-accrual loans. The chart below shows an analysis of the allowance for loan losses for the years ended December 31, 1999, 1998 and 1997. The overall reserve has increased slightly from .96% of outstanding loans at December 31, 1998 to 1.02% of outstanding loans at December 31, 1999. Management continues to believe that the reserve adequately reflects the level of risk in the portfolio.

                ANALYSIS OF THE BANK'S ALLOWANCES FOR LOAN LOSSES
                                  DECEMBER 31,

                                        1999              1998               1997
                                        ----              ----               ----

Balance at beginning of period:     $ 1,111,817       $   936,974       $   875,438
                                    -----------       -----------       -----------
Charge-offs:
  Commercial                           (216,480)         (214,952)         (295,581)
  Installment                          (104,880)          (61,675)           (4,283)
                                    -----------       -----------       -----------
       Total                           (321,360)         (276,627)         (299,864)
Recoveries:
  Commercial                                                9,740             1,400
  Installment                             1,799             1,730
                                    -----------       -----------       -----------
Net Charge-Offs                        (319,561)         (265,157)         (298,464)
                                    -----------       -----------       -----------
Additions charged to operations         470,000           440,000           360,000
                                    -----------       -----------       -----------
Balance at the end of period        $ 1,262,256       $ 1,111,817       $   936,974
                                    ===========       ===========       ===========
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period             .26%              .24%              .31%
                                    ===========       ===========       ===========



          As of December 31, 1999, the Bank had loans outstanding, totaling $124,233,606, excluding residential mortgage loans held for sale. The Bank grants loans to customers in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

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

          Additions to the Bank's provision for possible loan losses for the period ended December 31, 1999, totaled $470,000. Loans charged off against the reserve in 1999 amounted to $321,360 and recoveries were $1,799, which resulted in net charged-off loans of $319,561. The principal amount of non-accrual loans at December 31, 1999 was $1,564,493, an increase of 44% over 1998. The increase is attributable to three (3) real estate related loans which are presently in the process of collection. A substantial portion of the non-accrual loans are partially or fully secured and in the process of collection.

          Additions to the Bank's provision for possible loan losses for the period ended December 31, 1998, totaled $440,000. Loans charged-off against the reserve in 1998 amounted to $276,627. Recoveries amounted to $11,470 which resulted in $265,157 in net charged-off loans. The principal amount of nonaccrual loans at December 31, 1998 totaled $1,088,946. This is an increase of $197,094 over year end 1997.

          Additions to the Bank's provisions for possible loan losses for the period ended December 31, 1997 totaled $360,000. Loans charged off against the reserve in 1997 amounted to $299,864. Loans on non-accrual status as of December 31, 1997 amounted to $891,852.

          Other real estate owned at December 31, 1999 totaled $577,039 as compared to $734,089 at December 31, 1998. This consists of three properties acquired at sheriff's sale. The first property is a commercial building in Upper Darby, Pennsylvania. The property is currently listed for sale with a realtor and was appraised for $300,000. Management continues to monitor and evaluate the Bank's exposure on this property, which is carried at $248,669. The second property is a single family residential property in West Chester, Pennsylvania which was sold and settled in January of 2000. The third property is a single family residence in the Poconos section of Pennsylvania which was sold and settled in February of 2000.

          Interest expense of $5,401,780, represented 41% of gross interest income in 1999. Interest expense increased 9% over 1998. This slight increase was due to a slight increase in interest-bearing deposits and the increased borrowed funds.

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

          Occupancy and equipment expenses totaled $1,414,580 for the year ended December 31, 1999, as compared to $1,169,651 at December 31, 1998. The 21% increase is representative of continued increased rents to accommodate the growth of the Bank. Additional increases in maintenance costs and equipment leases were reflective of the Bank's seventh branch opening in Horsham, PA and technology enhancements to accommodate the Bank's expansion and product offerings.

          Occupancy and equipment expenses totaled $1,169,651 for the year ended December 31, 1998, as compared to $939,804 at December 31, 1997. The 25% increase represented an increase in maintenance costs and equipment leases reflective of the Bank's newly formed mortgage department in June of 1998 and the opening of its sixth branch location.

          Salary and employee benefits of $5,305,395 represented 58% of total non-interest expenses, or 34% of total Bank expenses, at December 31, 1999. The increase in salary and employee benefits of $1,986,765 or 60% over 1998 is reflective of hiring additional employees and increased benefits expense related to the opening of the Bank's seventh branch.

          Salary and employee benefits of $3,318,630 in 1998 represented 52% of total non-interest expense, or 28% of total bank expenses as compared to $2,254,829 in 1997. The increase in salary and employee benefits of $1,063,801, or 48%, was attributable to the hiring of additional employees for the Bank's sixth branch opening and newly-formed mortgage department in 1998.

          Other operating expenses in 1999, exclusive of occupancy and equipment and salary and employee benefits totaled $2,376,821 as compared to $1,911,095 at December 31, 1998. This increase of 24% for the 1999 year is a result of branch expansion and asset growth. Legal expenses increased from $115,013 to $143,211, a 25% increase over 1998. This increase was due to loan and collection expenses on certain non-accrual loans and loan closings on new loan originations. Professional fees decreased from $84,775 in 1998 to $64,410 in 1999. The 24% decrease was related to a decrease in outside service fees. The $2,169,200 in other operating expenses was comprised primarily of increases of 55% in telephone expense, 61% in postage and freight and 28% in business related auto and travel and miscellaneous expenses. Other components of other operating expenses also include insurance expense, shares tax expense and accounting and audit fees. These expenses increased 65% over 1998 and were directly related to branch expansion and marketing efforts to increase business. Deposit insurance increased by 90% in 1999 from $22,773 at December 31, 1998, to $43,217 at December 31, 1999. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating.

          Other operating expenses in 1998, exclusive of occupancy and equipment and salary and employee benefits totaled $1,911,095 as compared to $1,257,479 in 1997. The increase in these operating expenses was primarily related to computer expense, supplies, telephone, postage, loans expense, and outside service fees, for the opening of our sixth branch in Philadelphia and our newly formed mortgage department in June of 1998. Computer expenses increased from $253,196 to

     $288,378, a 14% increase over 1997. This increase was due to the increased deposit and loan accounts processed in conjunction with the asset growth of the Bank. Deposit insurance increased from $13,768 in 1997 to $22,773 in 1998. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating. Legal expenses increased $64,682 or 129% from 1997 due to the Bank setting up a mortgage department and increased legal and collection services. Business development expenses were $214,773 in 1998 as compared to $176,770 in 1997. This 22% increase was a direct result of the Bank's efforts to develop business and to become increasingly visible in its branch location communities. The decrease in advertising expense from $56,352 in 1997 to $43,846 in 1998 was a result of more monies being allocated to business development rather than advertising.

          Other operating expenses in 1997, exclusive of occupancy and equipment and salary and employee benefits totaled $1,257,479 as compared to $1,522,108 in 1996. The decrease in these operating expenses was primarily related to non-recurring proxy and meeting expenses that occurred in 1996. Computer expenses increased from $210,688 to $253,196, a 20% increase over 1996. This increase was due to the increased deposit and loan accounts processed in conjunction with the asset growth of the Bank. Deposit insurance increased from $1,500 in 1996 to $13,768 in 1997. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating. Legal expenses decreased $29,049 or 36% from 1996. This was a result of fewer legal and collection issues arising in the normal course of the Bank's business. Business development expenses were $176,770 in 1997 as compared to $124,637 in 1996. This 42% increase was a direct result of the Bank's efforts to develop business and become increasingly visible in its branch location communities. In addition, the Bank had hired two business development officers and implemented a bank-wide sales call program. The decrease in advertising expense from $82,009 in 1996 to $56,352 in 1997 was a result of more monies being allocated to business development rather than advertising.

          Interest income on investment securities relates primarily to interest on U.S. Government Obligations. Interest income of $507,834 for the year ended December 31, 1999 increased 256% from $142,652 for the year ended December 31, 1998. The increase is a direct result of employing borrowed funds and Federal Funds Sold to invest in such securities. The average balance of government obligations increased from $4,135,000 in 1998 to $9,859,000 in 1999. Interest income of $142,652 for the year ended December 31, 1998, decreased 23% from $185,263 for the year ended December 31, 1997. The decrease was a direct result of the change in liquidity position of the Company.

          Interest income on temporary investments represents Federal Funds sold. For the year ended December 31, 1999, interest income on Federal Funds sold was $370,274, as compared to $352,432 at December 31, 1998, a 5% increase. The deposit growth allowed the Bank to invest in overnight funds. For the year ended December 31, 1998, interest income on Federal Funds sold was $352,432, as compared to $196,425 for the year ended December 31, 1997, a 79% increase. The deposit growth of the Bank provided for an improved liquidity position as well as growth in federal funds, which better prepared the Bank for potential loan demand.

          Interest income on other investments represent the Bank's investments in municipal securities and dividends paid on Federal Reserve and Federal Home Loan Bank Stocks. For the years ended December 31, 1999, 1998 and 1997, interest income on other investments was $244,517, $93,490 and $104,511, respectively. The fluctuation from year to year is due to changes in the amounts of Federal Home Loan Bank dividend payments.
     The Bank did not invest in any new municipal bonds in 1999, 1998 or 1997.

          Interest and fees on loans were $12,037,116 in 1999, 91% of gross interest income, as compared to $10,506,782, or 95% of gross interest income in 1998. The average loan portfolio grew 12% while the Bank's yield increased from 9.49% in 1998 to 9.74% in 1999. Interest and fees on loans were $10,506,782 in 1998, 95% of gross interest income as compared to $9,138,864, or 95% in 1997. The average loan portfolio grew 14% while the Bank's yield increased from 9.35% to 9.49%. Interest and fees on loans were $9,138,864 in 1997, 95% of gross interest income. The Bank experienced a 20% growth in average loans while the average yield on the portfolio decreased from 9.42% to 9.35%. The slight decrease in rates had little effect on earnings due to the ability of the Bank to reprice liabilities on a timely basis with market fluctuations as described above. These factors were directly related to the change in interest and fees on loans during 1997.

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

          RECENT ACCOUNTING PRONOUNCEMENTS

          There are several accounting pronouncements that were effective for fiscal year 1998 and issued, not yet adopted for 1999. These pronouncements are discussed in footnote No. 2 of the consolidated financial statements.


          YEAR 2000 MATTERS

          The "Year 2000" issue is the result of computer programs written using two digits rather than four to define the applicable year. Any of the Company's computer programs, systems or devices that have time sensitive software may have recognized a date using "00" as the year 1900 rather than the year 2000. The Company did not experience any year 2000 related computer problems.

ITEM 7    - FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

               Independent Auditors' Report dated March 10, 2000. Consolidated Statements of Financial Condition as of
                December 31, 1999 and 1998.
               Consolidated Statements of Income for the years ended
                December 31, 1999, 1998 and 1997.
               Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1999, 1998 and
                1997.
               Consolidated Statements of Cash Flows for the years
                ended December 31, 1999, 1998 and 1997.
               Notes to Consolidated Financial Statements.

          The remainder of this page is intentionally left blank. The Financial Statements of the Company begin on the following page.

-----------------------------------------------------------------------------
    Madison Bancshares Group, Ltd.
    and Subsidiary
    Consolidated Financial Statements as of
    December 31, 1999 and 1998 and for
    Each of the Three Years in the Period
    Ended December 31, 1999, and
    Independent Auditors' Report

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Madison Bancshares Group, Ltd.
Blue Bell, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Madison Bancshares Group, Ltd. and subsidiary (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in shareholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Madison Bancshares Group, Ltd. and subsidiary as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 10, 2000

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 1999 AND 1998

-------------------------------------------------------------------------------------------------------------------------

                                                                                               1999           1998
ASSETS
CASH AND CASH EQUIVALENTS:

  Cash and amounts due from banks                                                            $ 2,588,835     $ 7,793,484
  Federal funds sold                                                                             500,000       7,500,000
                                                                                           -------------    -------------
        Total cash and cash equivalents                                                        3,088,835      15,293,484

INVESTMENT SECURITIES:

  Held to maturity (fair value - 1999, $2,567,857; 1998, $1,613,597)                           2,570,106       1,602,493
  Available for sale (amortized cost - 1999, $17,055,709; 1998, $1,000,046)                   16,749,747       1,010,000
  Federal Home Loan Bank Stock                                                                   750,000         527,300
  Federal Reserve Bank Stock                                                                     323,400         176,400

LOANS (Net of allowance for loan losses - 1999, $1,262,256; 1998, $1,111,817)                122,635,380     113,819,315

MORTGAGE LOANS HELD FOR SALE                                                                   5,418,972      11,593,638

REAL ESTATE OWNED                                                                                577,039         734,089

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                           1,661,814       1,583,473

ACCRUED INTEREST RECEIVABLE                                                                    1,281,928       1,076,682

OTHER ASSETS                                                                                     785,189         508,989
                                                                                           -------------    -------------
TOTAL                                                                                       $155,842,410   $ 147,925,863
                                                                                           -------------    -------------
                                                                                           -------------    -------------

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:

  Noninterest-bearing demand deposits                                                       $ 20,540,071    $ 23,423,200
  Interest-bearing demand deposits                                                            12,704,649      11,785,117
  Savings deposits                                                                             8,150,269      11,089,034
  Money market deposits                                                                       15,205,159      17,109,125
  Time deposits                                                                               73,738,315      69,188,042
                                                                                           -------------    -------------
        Total deposits                                                                       130,338,463     132,594,518

BORROWED FUNDS                                                                                 9,000,000

GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT                                  5,000,000       5,000,000

ACCRUED INTEREST PAYABLE                                                                         960,268         804,222
ACCRUED EXPENSES AND OTHER LIABILITIES                                                           261,148          76,731
                                                                                           -------------    -------------
        Total liabilities                                                                    145,559,879     138,475,471
                                                                                           -------------    -------------
COMMITMENTS

SHAREHOLDERS' EQUITY:

  Preferred stock, $5 par value - authorized, 5,000,000 shares; issued and outstanding, 0 shares
  Common stock, $1 par value - authorized, 20,000,000 shares;
    issued and outstanding - 1999, 1,747,947; 1998, 1,562,018 shares)                          1,747,947       1,562,018
  Capital surplus                                                                              8,745,557       7,563,433
  Accumulated earnings (deficit)                                                                  (9,038)        318,371
  Accumulated other comprehensive income (loss)                                                 (201,935)          6,570
                                                                                           -------------    -------------
        Total shareholders' equity                                                            10,282,531       9,450,392
                                                                                           -------------    -------------
TOTAL                                                                                      $155,842,410   $ 147,925,863
                                                                                           -------------    -------------
                                                                                           -------------    -------------

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

-------------------------------------------------------------------------------------------------------------------------
                                                                                    1999          1998          1997
INTEREST INCOME:

  Interest and fees on loans                                                     $ 12,037,116  $ 10,506,782  $ 9,138,864
  Interest and dividends on investment securities:
    U.S. Government obligations                                                       507,834       142,652      185,263
    Other securities                                                                  244,517        93,490      104,511
    Interest on temporary investments                                                 370,274       352,432      196,425
                                                                                  -----------   -----------   ----------
           Total interest income                                                   13,159,741    11,095,356    9,625,063
                                                                                  -----------   -----------   ----------

INTEREST EXPENSE:
  Interest on:

    Demand deposits                                                                   248,507       188,770      127,143
    Savings and money market deposits                                                 754,109       637,589      607,838
    Time deposits                                                                   3,809,686     3,918,856    3,256,833
    Guaranteed preferred beneficial interest in subordinated debt                     450,000       225,000
    Other interest                                                                    139,478         2,921      399,282
                                                                                  -----------   -----------   ----------
           Total interest expense                                                   5,401,780     4,973,136    4,391,096
                                                                                  -----------   -----------   ----------
NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                7,757,961     6,122,220    5,233,967

PROVISION FOR LOAN LOSSES                                                             470,000       440,000      360,000
                                                                                  -----------   -----------   ----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                 7,287,961     5,682,220    4,873,967
                                                                                  -----------   -----------   ----------
OTHER NONINTEREST INCOME:

  Service charges on deposit accounts                                                 577,953       719,541      573,493
  Gain on the sale of mortgage loans                                                2,582,212       599,065       83,339
  Other                                                                               123,231       172,067       94,604
                                                                                  -----------   -----------   ----------
           Total noninterest income                                                 3,283,396     1,490,673      751,436
                                                                                  -----------   -----------   ----------
OTHER NONINTEREST EXPENSES:

  Salaries and employee benefits                                                    5,305,395     3,318,630    2,254,829
  Occupancy                                                                           976,081       842,264      715,145
  Equipment                                                                           438,499       327,387      224,659
  Computer processing                                                                 339,649       288,378      253,196
  Deposit insurance                                                                    43,217        22,773       13,768
  Legal                                                                               143,211       115,013       50,331
  Professional fees                                                                    64,410        84,775       51,166
  Business development                                                                323,216       214,773      176,770
  Office and stationery supplies                                                      186,880       167,244      132,818
  Advertising                                                                          86,375        43,846       56,352
  Director's fees                                                                     138,375       154,975      107,025
  Amortization expense                                                                 50,519        21,050
  Other operating                                                                   1,000,969       798,268      416,053
                                                                                  -----------   -----------   ----------
           Total other noninterest expenses                                         9,096,796     6,399,376    4,452,112
                                                                                  -----------   -----------   ----------
INCOME BEFORE TAXES                                                                 1,474,561       773,517    1,173,291

PROVISION FOR INCOME TAXES                                                            548,786       327,155      416,813
                                                                                  -----------   -----------   ----------
NET INCOME                                                                          $ 925,775     $ 446,362    $ 756,478
                                                                                  -----------   -----------   ----------
                                                                                  -----------   -----------   ----------
BASIC EARNINGS PER SHARE                                                               $ 0.54        $ 0.26       $ 0.46
                                                                                  -----------   -----------   ----------
                                                                                  -----------   -----------   ----------
DILUTED EARNINGS PER SHARE                                                             $ 0.51        $ 0.25       $ 0.47
                                                                                  -----------   -----------   ----------
                                                                                  -----------   -----------   ----------



See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE
 INCOME
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


--------------------------------------------------------------------------------------------------------------------------------
                                                                                   Accumulated
                                                                                      Other
                                                                    Accumulated     Comprehensive
                                            Common      Capital       Earnings         Income                      Comprehensive
                                            Stock       Surplus       (Deficit)        (Loss)           Total         Income
BALANCE, JANUARY 1, 1997                  $  971,360   $7,185,686    $(175,907)       $(6,919)      $ 7,974,220

    Issuance of 7 1/2% stock dividend         72,703      635,859     (708,562)

    Issuance of 20% stock dividend           208,710     (208,710)

  Comprehensive income:

    Net income                                                         756,478                          756,478      $ 756,478

    Net change in unrealized gain
      on securities available for sale
      net of taxes of $(4,049)                                                          7,520             7,520          7,520
                                                                                                                   ------------

  Comprehensive income                                                                                               $ 763,998
                                         -----------  -----------  -----------    ------------     ------------    ------------
                                                                                                                   ------------
BALANCE, DECEMBER 31, 1997                 1,252,773    7,612,835     (127,991)           601         8,738,218

    Exercise of stock options and
     stock warrants                           50,205      209,638                                       259,843

    Issuance of 20% stock dividend           259,040     (259,040)

  Comprehensive income:

    Net income                                                         446,362                          446,362      $ 446,362

    Net change in unrealized gain
     on securities available for sale
     net of taxes of $(3,214)                                                           5,969             5,969          5,969
                                                                                                                   ------------

  Comprehensive income                                                                                               $ 452,331
                                         -----------  -----------  -----------    ------------     ------------    ------------
                                                                                                                   ------------

BALANCE, DECEMBER 31, 1998                 1,562,018    7,563,433      318,371          6,570         9,450,392

  Exercise of stock warrants                  29,281       85,588                                       114,869

  Issuance of 10% stock dividend             156,648    1,096,536   (1,253,184)

  Comprehensive income:

    Net income                                                         925,775                          925,775      $ 925,775

    Net change in unrealized loss
     on securities available for sale
     net of tax benefit of $106,971                                                  (208,505)         (208,505)      (208,505)
                                                                                                                  -------------
  Comprehensive income                                                                                               $ 717,270
                                         -----------  -----------  -----------    ------------     ------------    ------------
                                                                                                                   ------------
BALANCE, DECEMBER 31, 1999                $1,747,947   $8,745,557     $ (9,038)     $(201,935)      $10,282,531
                                         -----------  -----------  -----------    ------------     ------------
                                         -----------  -----------  -----------    ------------     ------------


                See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

--------------------------------------------------------------------------------------------------------------------------
                                                                                1999              1998            1997
OPERATING ACTIVITIES:

  Net income                                                                    $ 925,775       $ 446,362       $ 756,478
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Depreciation on equipment                                                     317,639         245,048         153,271
    Provision for loan losses                                                     470,000         440,000         360,000
    Net amortization (accretion) of bond premium/discount                           3,413           2,204          (1,913)
    Gain on sale of mortgage loans held for sale                               (2,582,212)       (599,065)        (83,339)
    Gain on sale of investments                                                                                      (575)
    Loss on sale of real estate owned                                              30,416
    Originations of loans held for sale                                      (143,306,366)    (41,628,024)    (10,474,740)
    Proceeds from sale of loans                                               152,063,244      30,924,351      12,402,193
  Changes in assets and liabilities which provided (used) cash:
    Accrued interest receivable                                                  (205,246)       (370,234)        401,296
    Other assets                                                                 (276,200)       (271,790)       (373,621)
    Accrued interest payable                                                      156,046         (34,291)        133,806
    Accrued expenses and other liabilities                                        184,417         (20,942)          5,715
    Deferred loan fees                                                            136,982         129,976          80,497
                                                                              ------------    ------------     -----------
        Net cash provided by (used in) operating activities                     7,917,908      (10,736,405)     3,359,068
                                                                              ------------    ------------     -----------
INVESTING ACTIVITIES:

  Purchase of investment securities held to maturity                           (2,000,000)
  Purchase of investment securities available for sale                        (17,056,249)                     (2,499,308)
  Purchase of Federal Reserve Stock                                              (147,000)
  Purchase of Federal Home Loan Bank Stock                                       (222,700)        (47,500)
  Proceeds from maturities of investment securities held to maturity            1,030,000                         500,000
  Proceeds from sale of investment securities available for sale                                                  998,750
  Proceeds from maturities of investment securities available for sale          1,000,000       2,000,000       1,446,200
  Proceeds from sale of furniture, equipment and leasehold improvements             3,500
  Loans purchased and originated, net of principal repayments                  (9,808,086)    (12,457,404)    (11,864,109)
  Cost capitalized for real estate owned                                           (1,008)        (20,108)
  Additions to furniture, equipment and leasehold improvements                   (399,480)       (912,037)       (484,991)
  Proceeds on sale of real estate owned                                           619,652                          50,000
                                                                              ------------    ------------     -----------
        Net cash used in investing activities                                 (26,981,371)    (11,437,049)    (11,853,458)
                                                                              ------------    ------------     -----------
FINANCING ACTIVITIES:

  Net (decrease) increase in demand, savings and time deposits                 (2,256,055)     17,762,109      27,632,419
  Exercise of stock warrants                                                      114,869         250,845
  Exercise of stock options                                                                         8,998
  Proceeds from issuance of capital securities                                                  5,000,000
  Advances of borrowed funds                                                    9,000,000                       9,000,000
  Repayments of borrowed funds                                                                 (9,000,000)    (10,000,000)
                                                                              ------------    ------------     -----------
        Net cash provided by financing activities                               6,858,814      14,021,952      26,632,419
                                                                              ------------    ------------     -----------
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                          (12,204,649)     (8,151,502)     18,138,029

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   15,293,484      23,444,986       5,306,957
                                                                              ------------    ------------     -----------
CASH AND CASH EQUIVALENTS, END OF YEAR                                        $ 3,088,835     $15,293,484     $23,444,986
                                                                              ------------    ------------     -----------
                                                                              ------------    ------------     -----------
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
  Cash paid during the year for:

    Interest                                                                  $ 5,401,780     $ 4,503,465     $ 3,858,282
                                                                              ------------    ------------     -----------
                                                                              ------------    ------------     -----------
    Income taxes                                                                $ 745,210       $ 357,000       $ 363,663
                                                                              ------------    ------------     -----------
                                                                              ------------    ------------     -----------

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:

  Issuance of 10% stock dividend in 1999, 20% stock dividend in 1998, and 7.5% and 20% stock dividend in 1997:

    Common stock                                                                $ 156,648       $ 259,040       $ 281,413
                                                                              ------------    ------------     -----------
                                                                              ------------    ------------     -----------
    Capital surplus                                                           $ 1,096,536      $ (259,040)      $ 427,149
                                                                              ------------    ------------     -----------
                                                                              ------------    ------------     -----------
    Accumulated deficit                                                       $(1,253,184)                     $ (708,562)
                                                                              ------------                     -----------
                                                                              ------------                     -----------
  Transfers from loans to real estate owned                                     $ 492,010       $ 248,669
                                                                              ------------    ------------
                                                                              ------------    ------------


See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

-------------------------------------------------------------------------------


1.    ORGANIZATION AND NATURE OF OPERATIONS

      Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding company formed pursuant to Section 3 (a) (1) of the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the Commonwealth of Pennsylvania (the "Commonwealth") on May 31, 1988, to engage in the business of commercial banking through its wholly owned subsidiary, The Madison Bank (the "Bank"). The Bank is a commercial bank chartered under the applicable laws of the Commonwealth and is regulated under the Federal Reserve System by the Federal Reserve Bank. The Bank offers a variety of services to individuals and businesses through its offices in Blue Bell, Conshohocken, Center Square, Strafford, Lansdale, Northeast Philadelphia and its seventh branch location in Horsham, which was opened in 1999. The Bank commenced its operations on August 16, 1989 after receiving the necessary regulatory approval.

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

      CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash maintained in vaults on premises of $1,124,506 and $773,342 at December 31, 1999 and 1998, respectively, is sufficient to currently meet average reserve balances under federal requirements.

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

      ALLOWANCE FOR LOAN LOSSES - An allowance for loan losses is maintained at a level that management considers adequate to provide for estimated losses based upon an evaluation of known and inherent risk in the loan portfolio. Allowances for loan losses are based on estimated net realizable value unless it is probable that loans will be foreclosed, in which case allowances for loan losses are based on fair value. Management's periodic evaluation is based upon evaluation of the portfolio, past loss experience, current economic conditions, and other relevant factors. While management uses the best information available to make such evaluations, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the evaluations.

      The Company accounts for impairment of loans in accordance with Statement of Financial Accounting Standards ("SFAS") No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, and No. 118, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN - INCOME RECOGNITION AND DISCLOSURE. SFAS Nos. 114 and 118 require that certain impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate, observable market price, or the fair value of the collateral if the loan is collateral dependent.

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

      REAL ESTATE OWNED - Real estate owned consists of three properties acquired by foreclosure. These assets are carried at the lower of cost or estimated fair value less the costs to dispose. Write-downs, if any, at the time of foreclosure are charged against the allowance for loan loss. Subsequent losses in value are charged directly to operations. Costs relating to the development and improvement of real estate owned are capitalized and those relating to the holding of the properties are charged to expense.

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

      EARNINGS PER SHARE - Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. The average common shares outstanding have been retroactively restated to reflect the effect of the 10% stock dividend issued in 1999, the 20% stock dividend issued in 1998 and the 20% and 7.5% stock dividends issued in 1997. The calculation of the weighted average shares, after giving effect to the stock split, was as follows:


                                                                          1999             1998              1997
       Average common shares outstanding                                1,724,225        1,694,498        1,656,184
       Increase in shares due to options and warrants -
         diluted basis                                                     86,358            97,765         114,732
                                                                        ---------         ---------       ----------
       Adjusted shares outstanding - diluted                            1,810,583         1,792,263       1,770,916

                                                                        ---------         ---------       ----------
                                                                        ---------         ---------       ----------

      ACCOUNTING FOR STOCK OPTIONS AND WARRANTS - The Company accounts for stock options and warrants in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which allows the Company to account for compensation expense of the options and warrants using the intrinsic value method as defined in Accounting Principles Bulletin ("APB") Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. The Company is required to disclose the pro forma net income and earnings per share, calculated using the fair value method for measuring compensation as defined in SFAS No. 123 at the grant date of options and warrants. The Company has not recognized any compensation expense under the intrinsic value method.

      COMPREHENSIVE INCOME - In June 1998, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, which requires an entity to present, as a component of comprehensive income, the amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to shareholders' equity.

      ACCOUNTING PRINCIPLES ISSUED AND NOT YET ADOPTED - In June 1998, SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, was issued. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, is effective for all fiscal quarters of fiscal years beginning after June 15,

      2000, and should not be applied retroactively to financial statements of prior periods. The impact of this statement will depend on the extent of derivatives and embedded derivatives at the date this statement is adopted.

      RECLASSIFICATIONS - Certain items in the 1997 and 1998 consolidated financial statements have been reclassified to conform with the presentation in the 1999 consolidated financial statements.

3.    INVESTMENT SECURITIES

      A summary of investment securities and their expected maturities, as well as estimated fair values at December 31, 1999 and 1998 is as follows:

                                                                   Gross          Gross
                                                   Amortized     Unrealized     Unrealized        Fair
                                                     Cost          Gains          Losses          Value
Securities to be held to maturity:
  December 31, 1999:
    Debt securities:
      U.S. Government and Federal Agencies        $ 2,000,000                                 $ 2,000,000
      Municipal and State Government bonds            570,106       $ 248         $ (2,497)       567,857
                                                  ------------     -------        ---------   -----------
Total                                             $ 2,570,106       $ 248         $ (2,497)   $ 2,567,857
                                                  ------------     -------        ---------   -----------
Securities available for sale:
  December 31, 1999:
    Debt securities - U.S. Government
      and Federal Agencies                       $ 17,055,709       $             $(305,962)  $16,749,747
                                                  ------------     -------        ---------   -----------
Total                                            $ 17,055,709       $             $(305,962)  $16,749,747
                                                  ------------     -------        ---------   -----------
Securities to be held to maturity:
  December 31, 1998:
    Debt securities:
      U.S. Government and Federal Agencies         $  500,000     $ 7,031         $           $  507,031
      Municipal and State Government bonds          1,102,493       4,073                      1,106,566
                                                  ------------     -------        ---------   -----------
Total                                             $ 1,602,493    $ 11,104         $           $1,613,597
                                                  ------------     -------        ---------   -----------
Securities available for sale:
  December 31, 1998:
    Debt securities - U.S. Government
      and Federal Agencies                        $ 1,000,046     $ 9,954         $           $1,010,000
                                                  ------------     -------        ---------   -----------
Total                                             $ 1,000,046     $ 9,954         $           $1,010,000
                                                  ------------     -------        ---------   -----------
                                                  ------------     -------        ---------   -----------


      The scheduled maturities of debt securities to be held to maturity and debt securities available for sale at December 31, 1999 were as follows:


                                         Securities to be                          Securities
                                         Held to Maturity                      Available for Sale
                                 ------------------------------------  ----------------------------------------
                                      Amortized          Fair               Amortized             Fair
                                        Cost             Value                Cost                Value
Due from 1 to 5 years               $  400,000        $  400,248           $12,055,709        $11,830,997
Due from 5 to 10 years               2,170,106         2,167,609             5,000,000          4,918,750
                                    ----------        ----------           -----------        ------------
Total                               $2,570,106        $2,567,857           $17,055,709        $16,749,747
                                    ----------        ----------           -----------        ------------
                                    ----------        ----------           -----------        ------------




      There were no sales of investment securities in 1999 or 1998. Gross proceeds from the sale of investment securities available for sale in 1997 totaled $998,750, resulting in a gross gain of $575.

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

      Loans outstanding are summarized as follows:


                                                           1999                 1998
Real estate mortgage loans                               $ 24,652,775      $ 33,743,039
Commercial loans                                           89,988,247        72,425,657
Consumer loans                                              9,592,584         9,235,390
                                                        -------------     -------------
  Total                                                   124,233,606       115,404,086
Less:
  Allowance for loan losses                                (1,262,256)       (1,111,817)
  Deferred origination fees, net                             (335,970)         (472,954)
                                                        -------------     -------------
                                                        $ 122,635,380      $113,819,315
                                                        -------------     -------------
                                                        -------------     -------------



      The Bank grants loans to customers in its local market area which consists primarily of Montgomery County, Pennsylvania. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

      At December 31, 1999, commercial loans have maturities ranging from six months to five years. Further, these loans are granted at both fixed and adjustable rates. Fixed rates range from 7.10% to 10.07% with adjustable rates ranging from the Bank's prime rate to 2% in excess of prime.

      The composition of fixed and adjustable rate loans as of December 31, 1999 was as follows:

                     Fixed Rate                                                Adjustable Rate
------------------------------------------------------       ----------------------------------------------------
                                                             Term to Rate
Term to Maturity                      Book Value             Adjustment                           Book Value

1 month - 1 year                     $17,736,816             Less than 1 month                   $44,468,094
1 year - 3 years                      21,734,604             1 month to 1 year                     2,687,000
3 years - 5 years                     22,440,874             1 year - 3 years
5 years - 30 years                    14,317,218             3 years - 30 years                      849,000
                                     -----------                                                 ------------
                                     $76,229,512                                                 $48,004,094
                                     -----------                                                 ------------
                                     -----------                                                 ------------

      An analysis of the activity in the allowance for loan losses is as follows:

                                                                             Year Ended December 31,
                                                              -----------------------------------------------------
                                                                   1999                 1998             1997
Balance, beginning of year                                        $ 1,111,817          $ 936,974       $ 875,438
                                                                  -----------        -----------       ---------
Provision charged to operations                                       470,000            440,000         360,000
                                                                  -----------        -----------       ---------
Loans charged off:
  Commercial loans                                                   (216,480)          (214,952)       (295,581)
  Consumer loans                                                     (104,880)           (61,675)         (4,283)
                                                                  -----------        -----------       ---------
                                                                     (321,360)          (276,627)       (299,864)
                                                                  -----------        -----------       ---------
Recoveries - commercial loans and installments                          1,799             11,470           1,400
                                                                  -----------        -----------       ---------
Balance, end of year                                              $ 1,262,256        $ 1,111,817       $ 936,974
                                                                  -----------        -----------       ---------
                                                                  -----------        -----------       ---------

      The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans under SFAS Nos. 114 and 118. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 1999 and 1998, 100% of the impaired loan balance was measured for impairment based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. SFAS Nos. 114 and 118 do not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment, except for those loans restructured under a troubled debt restructuring. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows:

      The following table summarizes impaired loan information.

                                                                                            December 31,
                                                                                  --------------------------------
                                                                                        1999              1998
      Impaired loans with related reserve for loan losses
        calculated under SFAS No. 114                                                $ 2,138,635       $ 2,142,265
      Impaired loans with no related reserve for loan losses
        calculated under SFAS No. 114                                                         --                --
                                                                                    ------------       -----------
      Total                                                                          $ 2,138,635       $ 2,142,265
                                                                                    ------------       -----------
                                                                                    ------------       -----------


                                                                                              Year Ended
                                                                                             December 31,
                                                                                  --------------------------------
                                                                                        1999              1998
      Average impaired loans                                                         $ 2,140,450       $ 1,842,643
      Interest income recognized on impaired loans                                       233,646            78,724
      Cash basis interest income recognized on impaired loans                             19,319            46,353


      At December 31, 1999, all of the Bank's nonaccrual loans were considered to be impaired loans.

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

      The principal amount of nonaccrual loans at December 31, 1999 and 1998 totaled $1,564,493 and $1,088,946, respectively. Additional interest income that would have been recorded in 1999 and 1998 under the original terms of nonaccrual loans totaled approximately $151,000 and $92,000, respectively.

      Accruing loans which are contractually past due 90 days or more totaled $1,196,854 and $2,321,101 at December 31, 1999 and 1998, respectively.
      Interest due on these loans totaled $117,362 and $221,608 at December 31, 1999 and 1998, respectively.

5.    FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      A summary of furniture, equipment and leasehold improvements is as follows:

                                                                           December 31,
                                                                --------------------------------------
                                                                      1999              1998
      Building and land                                            $  681,436        $  678,236
      Furniture and equipment                                       1,791,173         1,515,903
      Leasehold improvements                                          485,531           368,022
                                                                   -----------       ----------
        Total                                                       2,958,140         2,562,161
      Accumulated depreciation and amortization                    (1,296,326)         (978,688)
                                                                   -----------       ----------
                                                                   $1,661,814        $1,583,473
                                                                   -----------       ----------
                                                                   -----------       ----------

6.    DEPOSITS

      Interest-bearing deposits have stated rates ranging from 2.02% to 6.08% with a weighted average cost on all deposits of 4.41% at December 31, 1999 and from 2.05% to 5.68% with a weighted average cost on all deposits of 4.74% at December 31, 1998.

      Time deposit accounts outstanding at December 31, 1999 and 1998 mature as follows:

                                                           1999               1998
      Three months or less                               $21,047,542        $24,816,936
      Four to twelve months                               32,167,264         35,803,925
      Over twelve months                                  20,523,509          8,567,181
                                                         -----------        -----------
                                                         $73,738,315        $69,188,042
                                                         -----------        -----------
                                                         -----------        -----------


      The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 1999 and 1998 was $33,239,808 and
      $31,052,033, respectively. Interest expense attributable to certificates of deposit in denominations of $100,000 or more for the years ended December 31, 1999, 1998 and 1997 amounted to $1,532,485, $1,593,915 and
      $1,355,577, respectively. These certificates and their remaining maturities are as follows:

                                                 1999
       Three months or less                   $14,860,726
       Four to twelve months                   13,145,156
       Over 12 months                           5,233,926
                                             ------------
                                              $33,239,808
                                             ------------
                                             ------------

7.       OTHER BORROWED MONEY

      Other borrowed money at December 31, 1999 consisted of FHLB advances as follows:

                                           Investment
       Date                                   Rate
       January 2000                           5.80%              $ 5,000,000
       February 2000                          5.75%                1,000,000
       May 2000                               5.84%                1,000,000
       August 2000                            5.96%                2,000,000
                                                                 ------------
                                                                 $ 9,000,000
                                                                 ------------
                                                                 ------------

      The advances are collateralized by FHLB stock and substantially all first mortgage loans.

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

9.    INCOME TAXES

      The Bank's provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                  December 31,
                                   --------------------------------------------------------------------------------
                                       1999                         1998                      1997
                                      Amount      Percentage       Amount      Percentage    Amount      Percentage
Tax at federal tax rate                $516,096      35.0%         $270,731       35.0%      $410,652       35.0%

Increase (decrease) resulting from:
  Benefit of surtax exemptions          (14,746)     (1.0)           (7,735)      (1.0)       (11,733)       (1.0)
  Meals and entertainment
    disallowed                           54,947       3.7            36,512        4.7         30,051         2.6
  Tax exempt income                     (12,020)     (0.8)          (18,653)      (2.4)       (18,355)       (1.6)
  Other                                   4,509       0.3            46,300        6.0          6,198         0.5
                                       --------      -----         --------       -----      --------        -----
                                       $548,786      37.2%         $327,155       42.3%      $416,813        35.5%
                                       --------      -----         --------       -----      --------        -----
                                       --------      -----         --------       -----      --------        -----


      Items that give rise to significant portions of the Company's deferred tax asset, calculated at 35%, are as follows:

                                                                      December 31,
                                                             --------------------------------
                                                                  1999            1998
      Deferred tax assets:
        Allowance for loan losses                               $298,063        $242,381
        Deferred fees                                              4,710           7,133
        Other                                                     36,071          68,343
        Unrealized loss on securities available for sale          68,658           2,234
                                                               ---------       ----------
      Net deferred tax asset                                    $407,502        $320,091
                                                               ---------       ----------
                                                               ---------       ----------


      The deferred tax asset is included in other assets on the consolidated statements of financial condition.

      The provision for income taxes for the years ended December 31, 1999, 1998 and 1997 includes the following:

                                    1999            1998            1997
       Current taxes              $569,773        $419,400       $ 481,821
       Deferred taxes              (20,987)        (92,245)        (65,008)
                                  --------        --------       ---------
       Total                      $548,786        $327,155       $ 416,813
                                  --------        --------       ---------
                                  --------        --------       ---------

10.   COMMITMENTS

      LETTERS OF CREDIT AND COMMITMENTS TO LEND - In the normal course of business, the Bank had commitments to advance funds under outstanding letters of credit of $910,932 and $911,954 and unadvanced loan commitments of $17,985,739 and $13,074,237 at December 31, 1999 and 1998,
      respectively. The unadvanced loan commitments at December 31, 1999 and 1998 were primarily at variable rates. In addition, the Bank had commitments to sell fixed rate residential mortgages of $5,418,972 and $11,593,638 at December 31, 1999 and 1998, respectively. Commitments are issued in accordance with the same loan policies and underwriting standards as settled loans and represent credit risk should the borrowers fail to repay the amounts extended.

      LEASING ARRANGEMENTS - The Company leases branch offices and certain equipment under noncancelable agreements requiring various minimum annual rentals. In addition to the minimum rents, the Company pays its pro rata share of the building's operating costs. Total operating lease expense for 1999, 1998 and 1997 was $629,652, $541,901, and $456,489, respectively.

      Future minimum lease payments under noncancelable leases are as follows:

                                                            Year Ending
                                                           December 31,
                                                               1999
       2000                                                    $ 785,549
       2001                                                      827,806
       2002                                                      522,128
       2003                                                      522,731
       2004                                                      585,872
       Thereafter                                               1,586,091
                                                              -----------
       Total                                                  $ 4,830,177
                                                              -----------
                                                              -----------

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

      At December 31, 1999, a total of 517,599 options were available for grant under the 1997 Plan. The per share price of exercisable options at December 31, 1999 reflects the adjusted exercise price resulting from stock dividends.

      Transactions during each of the last three years, adjusted for stock dividends, are as follows:

                                                              Exercise Price            Weighted
                                                                 Per Share           Average Exercise
                                                   Shares         Price              Price Per Share
       Exercisable, January 1, 1997                 58,097     $4.31 - $4.81            $ 4.72

       Issued                                        9,568     $6.50
                                                   -------
       Exercisable, December 31, 1997               67,665     $4.31 - $6.50            $ 4.72

       Issued                                        7,920     $9.36

       Exercised                                    (2,351)    $4.45 - $4.62
                                                   -------
       Exercisable, December 31, 1998               73,234     $3.45 - $9.36            $ 4.45

       Issued                                      183,800     $7.08
                                                   -------

       Exercisable, December 31, 1999              257,034     $3.45 - $9.36            $ 6.33
                                                   -------
                                                   -------


      At December 31, 1999, the options exercisable had a weighted average remaining contractual life of 7.65 years.

      The Company accounts for stock-based compensation in accordance with SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, which permits the use of the intrinsic value method described in APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and requires the Company to disclose the pro forma effects of accounting for stock-based compensation using the fair value method as described in the optional accounting requirements of SFAS No. 123. As permitted by SFAS No. 123, the Company will continue to account for stock-based compensation under APB Opinion No. 25, under which the Company has recognized no compensation expense.

      Had compensation cost for the Company's stock option plan been determined based on the fair value at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                   1999            1998
      Net income:                         As reported            $ 925,775       $ 446,362
                                          Pro forma                157,958         412,695
      Diluted earnings per share:         As reported               $ 0.51          $ 0.27
                                          Pro forma                   0.09            0.25


      Significant assumptions used to calculate the above fair value of the awards are as follows:

                                                     1999                   1998
       Risk free interest rate of return             6.00 %                  6.00 %
       Expected option life                      120 months              120 months
       Expected dividends                              $0                     $0
       Expected volatility                          35.00 %                 35.00 %

12.   WARRANTS AUTHORIZED

      In connection with the initial offering of the Company's common stock, the Company's directors received warrants to purchase shares of common stock. These offering warrants are nontransferable and expire in 2009. The warrants had an initial exercise price of $10 per share. As a result of stock dividends issued by the Company, the exercise price was adjusted by the Board of Directors. At December 31, 1999, warrants have an exercise price of $3.84 per share. As of December 31, 1999, there were 63,007 warrants outstanding and 29,281 were exercised in 1999. Warrants outstanding have been adjusted to reflect stock dividends.

13.   PROFIT SHARING

      Effective March 1, 1993, the Bank adopted a 401(k) profit sharing plan to provide eligible employees with additional income upon their retirement. Participants may contribute up to 15% of their annual compensation to the plan subject to Internal Revenue Service limitations. The Bank contributes an amount equal to 50% of each participant's contribution, up to 2% of their compensation. Contributions made by the Bank during the years ended December 31, 1999, 1998 and 1997 were approximately $52,915, $41,881 and $20,313 respectively.

14.   SHAREHOLDERS' EQUITY

      On January 22, 1997, the Board of Directors declared a 7.5% stock dividend payable to all shareholders of record of the Company's common stock as of February 5, 1997. On October 9, 1997, the Board of Directors declared a 20% stock dividend payable to all shareholders of record on October 7, 1997.

      On May 19, 1998, the Board of Directors declared a 20% stock dividend payable to all shareholders of record on June 3, 1999.

      On August 17, 1999, the Board of Directors declared a 10% stock dividend payment to all shareholders of record on September 16, 1999. Per share computations reflect the changes in the number of shares resulting from these dividends.

15.   RELATED PARTY TRANSACTIONS

      Loans to directors, officers, employees, and their affiliates and/or business interests must be made on substantially the same terms, including interest rates, as those prevailing for comparable transactions and must not involve more than the normal risk of repayment.

      A summary of unpaid principal balances of loans outstanding to directors, officers, employees and their business interests is as follows:

                                                      December 31,
                                           ------------------------------------
                                                  1999              1998
       Beginning of period                     $7,830,641        $6,123,101
       Borrowings                               4,264,622         2,414,893
       Principal repayments                    (3,307,034)         (707,353)
                                              -----------        -----------
       End of period                           $8,788,229        $7,830,641
                                              -----------        -----------
                                              -----------        -----------

      Certain directors of the Company are partners in an entity from which the Bank leases office space (Note 10). Rental payments for the office space were approximately $316,000, $284,000 and $263,000, for the years ended December 31, 1999, 1998 and 1997, respectively. In the opinion of management, all aspects of this transaction, including the lease and amendments thereto, have been negotiated on an arms-length basis and the resultant terms are no less favorable than those that could be obtained from third parties.

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

                                                                   1999                              1998
                                                       ------------------------------     -----------------------------
                                                                        Estimated                         Estimated
                                                          Carrying         Fair             Carrying         Fair
                                                           Amount         Value              Amount         Value
                                                              (In Thousands)                     (In Thousands)
      Assets:

        Cash and cash equivalents                        $ 3,089        $ 3,089            $15,293        $15,293
        Investment securities held to maturity             2,570          2,568              1,602          1,614
        Investment securities available for sale          16,750         16,750              1,010          1,010
        Federal Home Loan Bank stock                         750            750                527            527
        Federal Reserve Bank stock                           323            323                176            176
        Loans, net                                       122,635        121,851            113,819        113,957
        Mortgage loans held for sale                       5,419          5,419             11,594         11,594

      Liabilities:
        Deposits:
          Noninterest-bearing deposits                    20,540         20,540             23,423         23,423
          Interest-bearing deposits                       12,705         12,705             11,785         11,785
          Savings deposits                                 8,150          8,150             11,089         11,089
          Money market deposits                           15,205         15,205             17,109         17,109
          Time deposits                                   73,738         74,230             69,188         69,238
        Borrowed funds                                     9,000          9,000                  -              -
        Guaranteed preferred beneficial
          interest in subordinated debt                    5,000          5,000              5,000          5,000

      CASH AND CASH EQUIVALENTS - For cash and cash equivalents, the carrying amount is a reasonable estimate of fair value.

      INVESTMENT SECURITIES - For investment securities, fair values are based on quoted market prices or dealer quotes.

      FEDERAL HOME LOAN BANK (FHLB) AND FEDERAL RESERVE BANK (FRB) STOCK - Although FHLB and FRB stock is an equity interest in an FHLB or FRB, it is carried at cost because it does not have a readily determinable fair value as its ownership is restricted and it lacks a market. The estimated fair value approximates the carrying amount.

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

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1999 and 1998. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

      The most recent notification from the Commonwealth of Pennsylvania Department of Banking (as of December 31, 1999) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. Due to the growth of assets, the capital ratios at December 31, 1999 do not meet the requirement to be categorized as well capitalized. To be categorized as adequately capitalized, the Bank must maintain minimum Tier 1 Capital, Total Risk-Based Capital and Leverage Ratios as set forth in the table.

      The Bank's actual capital amounts and ratios are presented in the table below:


                                                                                                To be Considered
                                                                                                Well Capitalized
                                                                           Required for           Under Prompt
                                                                         Capital Adequacy       Corrective Action
                                                      Actual                 Purposes              Provisions
                                              -----------------------   --------------------  ----------------------
                                                Amount      Ratio         Amount    Ratio       Amount     Ratio
      At December 31, 1999:
        Tier 1 capital (to risk-weighted
           assets)                               $ 13,687    11.92 %       $ 4,591     4.00%     $ 6,886      6.00%
        Total capital (to risk-weighted
           assets)                                 14,949    13.02           9,182     8.00       11,477     10.00
        Tier 1 capital (to average assets)         13,687     9.06           6,043     4.00        7,554      5.00

      At December 31, 1998:
        Tier 1 capital (to risk-weighted
           assets)                               $ 10,694     9.71 %       $ 4,405     4.00%     $ 6,607      6.00%
        Total capital  (to risk-weighted
           assets)                                 11,806    10.72           8,809     8.00       11,012     10.00
        Tier 1 capital (to average assets)         10,694     8.26           5,180     4.00        6,475      5.00



      The Company's Tier 1 capital (to risk-weighted assets), total capital (to risk-weighted assets) and Tier 1 capital (to average assets) ratios were 12.16%, 14.57% and 8.96% at December 31, 1999, and 9.71%, 10.72% and 8.26%
      at December 31, 1998, respectively.

18.   PARENT COMPANY FINANCIAL INFORMATION

      The financial statements of Madison Bancshares Group, Ltd. (Parent Only) as of December 31, 1999 and 1998 and for each of the three years in the period ended December 31, 1999 are presented herein.

                                                                                    December 31,
                                                                              ----------------------------
      BALANCE SHEETS                                                             1999          1998

      ASSETS:
        Cash                                                                   $    84,714   $    50,223
        Investment in subsidiary                                                15,016,301    14,168,134
        Other assets                                                               181,516       232,035
                                                                               ------------  ------------
      TOTAL                                                                    $15,282,531   $14,450,392
                                                                               ------------  ------------
      LIABILITIES:
        Guaranteed preferred beneficial interest in subordinated debt          $ 5,000,000   $ 5,000,000
                                                                               ------------  ------------
      SHAREHOLDERS' EQUITY:
        Common stock                                                             1,747,947     1,562,018
        Capital surplus                                                          8,745,557     7,563,433
        Accumulated (deficit) earnings                                              (9,038)      318,371
        Accumulated other comprehensive (loss) income                             (201,935)       6,570
                                                                               ------------  ------------
                  Total shareholders' equity                                    10,282,531     9,450,392
                                                                               ------------  ------------
      TOTAL                                                                    $15,282,531   $14,450,392
                                                                               ------------  ------------
                                                                               ------------  ------------


                                                                             Year Ended December 31,
                                                                  ------------------------------------------
      STATEMENTS OF OPERATIONS                                           1999          1998          1997
      Interest income                                                $      725    $   25,512     $     274
      Operating expenses                                               (606,622)     (335,163)      (87,613)
                                                                    ------------   -----------    ----------
      Loss before equity in undistributed income from subsidiary       (605,897)     (309,651)      (87,339)

      Equity in undistributed income of subsidiary, Madison Bank      1,531,672       756,013       843,817
                                                                    ------------   -----------    ----------
      NET INCOME                                                     $  925,775    $  446,362     $ 756,478
                                                                    ------------   -----------    ----------
      STATEMENTS OF CASH FLOWS

      Operating Activities:

        Net income                                                   $  925,775    $  446,362     $ 756,478
        Adjustments to reconcile net income to net
          cash used in operating activities:

          Equity in undistributed income of subsidiary               (1,531,672)     (756,013)     (843,817)
          Decrease in accrued expenses and other liabilities                                        (11,494)
          Decrease (increase) in receivable from subsidiary             475,000    (4,675,000)       63,110
          Decrease (increase) in other assets                            50,519      (231,535)
                                                                    ------------   -----------    ----------
                 Net cash used in operating activities                  (80,378)   (5,216,186)      (35,723)
                                                                    ------------   -----------    ----------
      Financing Activities:

        Proceeds from issuance of debentures                                        5,000,000
        Exercise of stock options                                                       8,998
        Exercise of stock warrants                                      114,869       250,845
                                                                    ------------   -----------
                 Net cash provided by financing activities              114,869     5,259,843
                                                                    ------------   -----------
      NET INCREASE (DECREASE) IN CASH                                    34,491        43,657       (35,723)

      CASH, BEGINNING OF YEAR                                            50,223         6,566        42,289
                                                                    ------------   -----------    ----------
      CASH, END OF YEAR                                                $ 84,714      $ 50,223       $ 6,566
                                                                    ------------   -----------    ----------

19.   QUARTERLY DATA (UNAUDITED)

      The unaudited quarterly results of operations for 1999 and 1998 were as follows:

                                                                     Year Ended December 31, 1999
                                                  --------------------------------------------------------------------
                                                     March 31       June 30    September 30  December 31      Total
      Interest income                                $3,080,806   $3,180,462   $3,312,414    $3,586,059   $13,159,741
      Interest expense                                1,271,589    1,317,847    1,334,117     1,478,227     5,401,780
                                                     ----------    ---------   ---------     ----------   -----------
      Net interest income                             1,809,217    1,862,615    1,978,297     2,107,832     7,757,961
      Provision for loan losses                         120,000      145,000       95,000       110,000       470,000
                                                     ----------    ---------   ---------     ----------   -----------
        Net                                           1,689,217    1,717,615    1,883,297     1,997,832     7,287,961

      Other noninterest income                          816,958      920,636      766,937       778,865     3,283,396
      Other noninterest expenses                      2,230,527    2,265,750    2,253,754     2,346,765     9,096,796
                                                     ----------    ---------   ---------     ----------   -----------
      Net income before income taxes                    275,648      372,501      396,480       429,932     1,474,561

      Provision for income taxes                        128,900      155,541      116,259       148,086       548,786
                                                     ----------    ---------   ---------     ----------   -----------
      Net income                                      $ 146,748    $ 216,960    $ 280,221     $ 281,846     $ 925,775
                                                     ----------    ---------   ---------     ----------   -----------
                                                     ----------    ---------   ---------     ----------   -----------
      Per share data - Diluted earnings per share        $ 0.09       $ 0.13       $ 0.16        $ 0.13        $ 0.51
                                                     ----------    ---------   ---------     ----------   -----------
                                                     ----------    ---------   ---------     ----------   -----------



                                                                       Year Ended December 31, 1998
                                                    --------------------------------------------------------------------
                                                       March 31    June 30    September 30   December 31     Total
      Interest income                                 $2,633,727   $2,596,151   $2,864,574    $3,000,904   $ 11,095,356
      Interest expense                                 1,218,746    1,185,654    1,242,921     1,325,815      4,973,136
                                                      ----------   ----------   ----------    ----------     ----------
      Net interest income                              1,414,981    1,410,497    1,621,653     1,675,089      6,122,220
      Provision for loan losses                          120,000      110,000       90,000       120,000        440,000
                                                      ----------   ----------   ----------    ----------     ----------
        Net                                            1,294,981    1,300,497    1,531,653     1,555,089      5,682,220

      Other noninterest income                           231,404      213,589      380,098       665,582      1,490,673
      Other noninterest expenses                       1,266,111    1,500,397    1,675,283     1,957,585      6,399,376
                                                      ----------   ----------   ----------    ----------     ----------
      Net income before income taxes                     260,274       13,689      236,468       263,086        773,517

      Provision for income taxes                          72,244       26,000       75,302       153,609        327,155
                                                      ----------   ----------   ----------    ----------     ----------
      Net income                                       $ 188,030    $ (12,311)   $ 161,166     $ 109,477      $ 446,362
                                                      ----------   ----------   ----------    ----------     ----------
                                                      ----------   ----------   ----------    ----------     ----------
      Per share data - Diluted earnings per share        $ 0.12       $ (0.01)     $ 0.09        $ 0.05         $ 0.25
                                                      ----------   ----------   ----------    ----------     ----------
                                                      ----------   ----------   ----------    ----------     ----------

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

ITEM 8        - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                AND FINANCIAL DISCLOSURE

                Not Applicable.

                                           PART III

ITEM 9        - DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
                PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                    The information required by the Item is incorporated by
                reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2000 annual meeting of shareholders.

ITEM 10       - EXECUTIVE COMPENSATION

                    The information required by the Item is incorporated by
                reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2000 annual meeting of the shareholders.

ITEM 11       - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                   The information required by the Item is incorporated by
                reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2000 annual meeting of the shareholders.

ITEM 12       - CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    The information required by the Item is incorporated by
                reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2000 annual meeting of the shareholders.

ITEM 13       - EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits:

                The following Exhibits are filed as part of this report. (Exhibit numbers correspond to the exhibits required by Item 601 of Regulation S-B for an Annual Report on Form 10-KSB)

                                                                              PAGE NUMBER IN
EXHIBIT                                                                         SEQUENTIAL
NUMBER                       DESCRIPTION                                     NUMBERING SYSTEM
3(a)     Amended and Restated Articles of Incorporation of the Company*              N/A

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

21       Subsidiaries of the Registrant

27       Financial Data Schedule

----------------------------
* Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.

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

                (b) Reports on Form 8-K

                         None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 MADISON BANCSHARES GROUP, LTD.

                                                 By: /s/ Peter DePaul
                                                     --------------------
                                                     Peter DePaul,
                                                     Chairman of the Board

                                                 By: /s/  Vito A. DeLisi
                                                     --------------------
                                                     Vito A. DeLisi,
                                                     President

                                                 By: /s/ E. Cheryl Hinkle
                                                     --------------------
                                                     E. CHERYL Hinkle
                                                     Assistant Secretary and
                                                     Treasurer
                                                     (Principal Accounting and
                                                     Financial Officer)

                        ------------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the date indicated.

March 21, 2000                                    /S/ Vito A. DeLisi
                                                      --------------------
                                                      Vito A. DeLisi,
                                                      President and Director

March 21, 2000                                    /s/ Peter DePaul
                                                      --------------------
                                                      Peter DePaul
                                                      Chairman of the Board

MARCH 21, 2000                                    /s/ Philip E. Hughes, Jr.
                                                      ---------------------
                                                      Philip E. Hughes, Jr.
                                                      Director and Vice
                                                      Chairman of the Board

MARCH 21, 2000                                    /s/ Frank R. Iacobucci
                                                      ---------------------
                                                      Frank R. Iacobucci,
                                                      Director

MARCH 21, 2000                                    /s/ Arnold M. Katz
                                                      ---------------------
                                                      Arnold M. Katz,
                                                      Director

MARCH 21, 2000                                    /s/ Lorraine C. King
                                                      ---------------------
                                                      Lorraine C. King,
                                                      Director

March 21, 2000                                    /S/ Kathleen A. Kucer
                                                      --------------------
                                                      Kathleen A. Kucer,
                                                      Director

March 21, 2000                                    /S/ Michael O'Donoghue
                                                      --------------------
                                                      Michael O'Donoghue,
                                                      Director

March 21, 2000                                    /S/ Salvatore Paone
                                                      --------------------
                                                      Salvatore Paone,
                                                      Director

March 21, 2000                                    /S/ Donald J. Reape
                                                      --------------------
                                                      Donald J. Reape,
                                                      Director

March 21, 2000                                    /S/ Blaine W. Scott
                                                      --------------------
                                                      Blaine W. Scott,
                                                      Director