Form 10QSB
period 2000-03-31
MADISON BANCSHARES GROUP LTD
filed 2000-05-15
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2000


Commission file number        0-17539
                          ----------------


                         MADISON BANCSHARES GROUP, LTD.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)


             PENNSYLVANIA                                 23-2512079
---------------------------------------     ------------------------------------
   (State or other jurisdiction of          (IRS Employer Identification Number)
   incorporation or organization)


1767 SENTRY PARKWAY WEST, BLUE BELL, PA                     19422
---------------------------------------     ------------------------------------
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

     1,756,320 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of April 7, 2000.

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

              Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended March 31, 2000 and 1999. The Bank commenced operations in August, 1989.

              CAPITAL RESOURCES

              The total shares of common stock outstanding at March 31, 2000 were 1,756,320 as compared to 1,562,018 at March 31, 1999. On
              September 15, 1999, 156,767 shares of common stock were issued pursuant to a 10% stock dividend declared on August 17, 1999. During 1999 and the first quarter 2000, a total of 37,535 share of common stock were issued in conjunction with the exercise of warrants by certain Directors. The book value of the Company's common stock at December 31, 1999 was $5.68 per share and at March 31, 2000 was $5.88 per share.

              The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and bank holding companies. The Company's actual capital ratios at March 31, 2000 and December 31, 1999, respectively, each of which exceeded the levels required to be classified "adequately capitalized" under applicable regulatory guidelines.

                                                    Regulatory           Actual              Actual
              Ratio                                 Minimum           Mar. 31, 2000       Dec. 31, 1999
              -----                                 -------           -------------       -------------
              Qualifying Total Capital to
              Risk Weighted Assets                     8.0%               14.59%            14.57%

              Tier 1 Capital, net of intangibles
              to Risk Weighted Assets                  4.0%               12.15%            12.16%

              Tier 1 Leverage Ratio of Capital to
              Total Adjusted Average Assets            4.0%                8.79%             8.96%

              The Company's capital-to-assets ratio was 6.60% as of December 31, 1999 as compared to 6.30% at of March 31, 2000. Management anticipates that the capital-to-assets ratio will decline in future periods as the Company's assets continue to grow. For the quarter ended March 31, 2000, the Company's average return on equity was 1.13% and its return on average assets was .07%. The Company's average return on equity as of December 31, 1999 was 9.39%; and its return on average assets was .61%.


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

              At March 31, 2000, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $24,200. The Company is in a negative gap position. Accordingly, if rates fell 200 basis points, monthly revenues a year from now would increase approximately $16,500 and a rise in rates by 200 basis points would represent a monthly loss in revenues of approximately $9,000, due to the current negative gap position of the Company.

              Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

              ANALYSIS OF FINANCIAL CONDITION


              As of March 31, 2000, the Company held deposits aggregating $139,311,476, which reflects an increase over deposits of $130,338,463 held at December 31, 1999. Of the $139,311,476 deposits held at March 31, 2000, $22,313,033, or approximately 16%, were non-interest bearing deposits. Total deposit accounts numbered 10,964 at March 31, 2000. As of the same date, outstanding loans receivable in connection with loans made to 1,582 loan accounts totaled approximately $130,838,384 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding for the periods ended March 31, 2000 and December 31, 1999, respectively.



              DEPOSIT LIABILITIES

                                                        March 31, 2000              December 31, 1999
                                                                     % of                         % of
              Type of Account                      Balance         Portfolio      Balance        Portfolio
              ---------------                      -------------     -------    -------------     -------
              Non-Interest bearing (1)                22,313,033       16%         20,540,071       16%
              Interest bearing (2)                    13,684,621       10          12,704,649       10
              Money Market (3)                        15,969,038       11          15,205,159       12
              Savings (4)                              9,261,009        7           8,150,269        6
              CD's Under 100M (5)                     41,448,449       30          40,498,507       31
              CD's Over 100M (6)                      36,635,326       26          33,239,808       25
                                                   -------------     -------    -------------     -------

              Totals                                $139,311,476      100%       $130,338,463      100%
                                                   ============       ====       ============      ====





        [GRAPHIC]                                    [GRAPHIC]

              LOANS OUTSTANDING


                                                           March 31, 2000          December 31, 1999
                                                                        % of                      % of
              Type of Account                           Balance       Portfolio      Balance     Portfolio
                                                     ---------------   -------  ---------------   ------
              Real Estate Loans, Mortgages(1)        $  24,292,042      19%     $  24,652,775       19%
              Commercial Loans (2)                      91,413,361      70         89,988,247       69
              Consumer Loans (3)                         11,512705       8          9,592,584        8
              Residential Loans Held for
                Sale (4)                                 3,620,276       3          5,418,972        4
                                                     ---------------   -------  ---------------   ------

              Totals                                 $ 130,838,384     100%     $ 129,652,578      100%
                                                     ============      ====     ===============    ====



        [GRAPHIC]                                    [GRAPHIC]


              RESULTS OF OPERATIONS

              For the three months ended March 31, 2000, the Company's net income was $29,116 or $.02 per share (diluted), as compared to net income of $146,748 or $.09 per share (diluted) during the three month period ended March 31, 1999. The decrease was attributable to expenses associated with two additional branches. The Company anticipates that the per share price and net income will be significantly lower for year 2000 due to the increased expenses associated with its strategy to expand by branching.

              ANALYSIS OF NET INTEREST INCOME

              Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

              The graph below sets forth the Company's interest income and interest expense growth for the period from March 31, 1999 through March 31, 2000:



                                   [GRAPHIC]





              The Company's net interest income, after provision for loan losses, for the quarters ended March 31, 2000 and March 31, 1999 was $1,963,780 and $1,689,217, respectively. Total interest income was $3,563,274 for the quarter ended March 31, 2000, as compared to $3,080,806 for the quarter ended March 31, 1999. Interest expense on deposits and borrowings increased to $1,499,494 from $1,271,589 for the corresponding quarter of 1999.

              The increase in interest income primarily was due to growth in loans as the graph below depicts.




                                   [GRAPHIC]




              PROVISION FOR LOAN LOSSES

              As of December 31, 1999 the Company had $1,262,256 in its allowance for loan losses representing 1.02% of outstanding loans receivable, excluding residential loans held for sale. During the first quarter of 2000, the Company added $100,000 to the reserve. The allowance for loan loss reserve was $1,344,957 or 1.07% of total loans receivable as of March 31, 2000. The principal amount of non-accrual loans at March 31, 2000 totaled $1,291,818 as compared to $1,564,494 as of December 31, 1999. A substantial portion of the non-accrual loans are partially or fully secured and in the process of collection. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

              Other real estate owned at March 31, 2000 totaled $273,868. This consists of one property in Drexel Hill, Pennsylvania. The property is currently listed for sale with a realtor and management continues to monitor and evaluate the Bank's exposure on this property.


              INTEREST EXPENSE

              Interest expense of $1,499,494 represented 42% of gross interest income for the three months ended March 31, 2000. Interest expense increased slightly over the same period in 1999. The average cost of funds increased from 4.42% at March 31, 1999 to 4.61% at March 31, 2000, due to increased interest bearing funds and a rise in interest rates.

              NON-INTEREST EXPENSE

              For the quarter ended March 31, 2000, non-interest expenses were $2,445,834 as compared to $2,230,527 during the first quarter of 1999, a 10% increase. Of this amount, $1,390,647, or approximately 57%, was attributable to salary and related employee benefits as compared to $1,286,460, or 58%, during the first quarter of 1999. The increase was primarily due to increased staffing to accommodate the Company's growth of two additional branches.

              Occupancy expenses of $300,395 accounted for 12% of total non-interest expenses in the first quarter of 2000. This was an increase over the same period in 1999 of 18%. The increased occupancy expenses is directly attributable to the additional space the Bank leased to accommodate the branch expansion as well as additional space to support the internal growth of the Bank. Occupancy expense at March 31, 1999 was $253,902 or 11% of total non-interest expenses.

              Equipment expenses of $117,736 for the quarter ended March 31, 2000 represented an increase of 23% from $95,537 for the first quarter of 1999. The increase was a result of additional maintenance contracts on certain of the Bank's equipment and additional equipment leases for branch expansion and upgrades to the Bank's existing equipment.

              Professional fees for the quarter ended March 31, 2000 were $15,975 as compared to $27,514 for the quarter ended March 31, 1999, a 42% decrease. The decrease is attributable to a decrease in Year 2000 expenses.

              Business development expenses for the quarter ended March 31, 2000 were $83,350 as compared to $71,873 for the quarter ended March 31, 1999, a 16% increase. The increase is attributable to the additional staff added to the mortgage and branch divisions marketing the Bank's products.

              Other operating expenses comprised primarily of advertising, accounting, auto and travel, insurance and examinations, postage and freight, data processing fees, printing and supplies and Pennsylvania Shares Tax payments, during the quarter ended March 31, 2000 were $537,731, or approximately 27% of total non-interest expenses. During the first quarter of 1999 other operating expenses were $495,241 or approximately 22% of total expenses. The 9% increase from March 1999 to March 2000 in operating expenses is attributable to additional branch expansion and asset growth.

              Income tax expense of $34,264 was provided for the quarter ended March 31, 2000. Income tax expense for the quarter ended March 31, 1999 was $128,900. This decrease in income tax expense is due to the decrease in income before income taxes.

              INTEREST INCOME

              Interest income on investment securities relates primarily to interest on U.S. Government Obligations. Interest income of $281,516 for the quarter ended March 31, 2000 increased from $22,887 for the quarter ended March 31, 1999. The increase is a direct result of an increase in the Bank's investment portfolio.

              Interest income on other securities is comprised primarily of dividends from investments of Federal Home Loan Stock. First quarter 2000 was $64,938 as compared to $11,097 first quarter 1999. The increase was due to increased investment in Federal Home Loan Bank Stock.

              Interest income on temporary investments represents Federal Funds sold. At March 31, 2000, interest income on Federal Funds sold was $8,417 as compared to $106,285 at March 31, 1999. The decrease was a direct result of the change in the Company's liquidity position through loan growth outpacing deposit growth.

              Total interest and fees on loans at March 31, 2000 was $3,201,757 compared to $2,930,324 at March 31, 1999, representing a 9% increase. The Company experienced a 5% average loan growth while the yield on the portfolio increased from 9.74% to 10.00%. The increased rates from March, 1999 to March, 2000 is reflective of a rise in interest rates.

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

--------------------

-      Incorporated by reference from the Issuer's Registration Statement on
              Form S-1 No. 33-27146

              (b) No current reports on Form 8-K were filed during the quarter ended March 31, 2000.

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




Date Executed:  May 12, 2000

                                     ANNEX A

                 MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                  (Unaudited)

                                                                                   March 31, 2000              December 31, 1999
                                                                              -------------------------    -------------------------
ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                           $                6,076,831   $                 2,588,835
  Federal funds sold                                                                         4,000,000                       500,000
                                                                              -------------------------    -------------------------
     Total cash and cash equivalents                                                        10,076,831                     3,088,835

INVESTMENT SECURITIES:
  Held to maturity (fair value- 2000, $2,566,919;
   1999, $2,567,857)                                                                         2,570,087                     2,570,106
  Available for sale (amortized cost; 2000, $17,055,284;
   1999, $17,055,709)                                                                       16,717,580                    16,749,747
  Federal Home Loan Bank Stock                                                                 750,000                       750,000
  Federal Reserve Bank Stock                                                                   323,400                       323,400

LOANS (Net of allowance for loan losses - 2000, $1,344,957;
  1999, $1,262,256)                                                                        125,579,428                   122,635,380

MORTGAGE LOANS HELD FOR SALE                                                                 3,620,276                     5,418,972

REAL ESTATE OWNED                                                                              273,868                       577,039

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                         1,980,091                     1,661,814

ACCRUED INTEREST RECEIVABLE                                                                  1,130,343                     1,281,928

OTHER ASSETS                                                                                   885,706                       785,189
                                                                              -------------------------    -------------------------
TOTAL                                                                       $              163,907,610   $               155,842,410
                                                                              =========================    =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                       $               22,313,033                    20,540,071
  Interest-bearing demand deposits                                                          13,684,621                    12,704,649
  Savings deposits                                                                           9,261,009                     8,150,269
  Money market deposits                                                                     15,969,038                    15,205,159
  Time deposits                                                                             78,083,775                    73,738,315
                                                                              -------------------------    -------------------------
     Total deposits                                                                        139,311,476                   130,338,463

Borrowed funds                                                                               8,000,000                     9,000,000
GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                                          5,000,000                     5,000,000

ACCRUED INTEREST PAYABLE                                                                     1,171,661                       960,268

ACCRUED EXPENSES AND OTHER LIABILITIES                                                         101,624                       261,148
                                                                              -------------------------    -------------------------
     Total Liabilities                                                                     153,584,761                   145,559,879
                                                                              -------------------------    -------------------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 5,000,000 shares; issued and outstanding, 0 shares
  Common stock, $1 par value - authorized 20,000,000 shares;
    issued and outstanding, 2000 1,756,320; and 1999 1,747,947                               1,756,320                     1,747,947
  Capital surplus                                                                            8,769,336                     8,745,557
  Accumulated earnings (deficit)                                                                20,078                       (9,038)
  Accumulated other comprehensive income (loss)                                              (222,885)                     (201,935)
                                                                              -------------------------    -------------------------
     Total shareholders' equity                                                             10,322,849                    10,282,531
                                                                              -------------------------    -------------------------
 TOTAL                                                                      $              163,907,610   $               155,842,410
                                                                              =========================    =========================



                 See notes to consolidated financial statements

                 MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED MARCH 31, 2000 AND 1999
                                  (Unaudited)


                                                                     2000                    1999
                                                                ---------------         ---------------
Interest income:
  Interest and fees on loans                                 $       3,201,757        $      2,930,324
  Interest and dividends on investment securities:
    US Government obligations                                          281,516                  22,887
    Other securities                                                    71,584                  21,310
    Interest on temporary investments                                    8,417                 106,285
                                                                ---------------         ---------------
                                                                     3,563,274               3,080,806
                                                                ---------------         ---------------

Interest expense:
  Interest on:
    Demand deposits                                                     60,418                  59,143
    Savings and money market deposits                                  165,160                 167,426
    Time deposits                                                    1,000,400                 932,520
    Guaranteed preferred beneficial interest in
     subordinated debt                                                 112,500                 112,500
    Federal funds purchased & other interest                           161,016
                                                                ---------------         ---------------
                                                                     1,499,494               1,271,589
                                                                ---------------         ---------------

Net interest income before provision for loan losses                 2,063,780               1,809,217
Provision for loan losses                                              100,000                 120,000
                                                                ---------------         ---------------
Net interest income after provision for loan losses                  1,963,780               1,689,217
                                                                ---------------         ---------------

Other noninterest income:
  Gain on sale of mortgage loans                                       351,778                 620,969
  Service charges on deposit accounts                                  150,048                 173,683
  Other                                                                 43,608                  22,306
                                                                ---------------         ---------------
     Total noninterest income                                          545,434                 816,958
                                                                ---------------         ---------------

Other noninterest expenses:
  Salary and employee benefits                                       1,390,647               1,286,460
  Occupancy                                                            300,395                 253,902
  Equipment                                                            117,736                  95,537
  Computer processing                                                   87,608                  84,557
  Deposit insurance                                                      3,518                   7,944
  Legal                                                                 31,991                  25,923
  Professional fees                                                     15,975                  27,514
  Business development                                                  83,350                  71,873
  Office and stationary supplies                                        60,359                  53,375
  Director fees                                                         29,675                  35,300
  Advertising                                                           35,992                   9,020
  Amortization of debt issuance costs                                   12,630                  12,630
  Other operating                                                      275,958                 266,492
                                                                ---------------         ---------------
     Total noninterest expenses                                      2,445,834               2,230,527
                                                                ---------------         ---------------

Income before income taxes                                              63,380                 275,648

Provision for income taxes                                              34,264                 128,900
                                                                ---------------         ---------------
Net income (loss)                                            $          29,116        $        146,748
                                                                ===============         ===============
Net income per common share - basic                          $            0.02        $           0.09
                                                                ===============         ===============
Net income per common share - diluted                        $            0.02        $           0.08
                                                                ===============         ===============
Weighted average number of shares - basic                            1,754,139               1,718,220
                                                                ===============         ===============
Weighted average number of shares - diluted                          1,787,008               1,799,570
                                                                ===============         ===============



                 See notes to consolidated financial statements

                 MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                  (Unaudited)

                                                                        2000                   1999
                                                                  ------------------       -------------
Operating activities:
  Net income                                                   $             29,116    $        146,748
  Adjustments for non-cash items included in net income:
    Depreciation and amortization                                            94,219              89,446
    Provision for loan losses                                               100,000             120,000
    Net amortization of bond premium/discount                                11,236               1,780
    Amortization of deferred fees & costs, net                              (42,247)             82,317
    Gain on sale of mortgages held for sale                                (351,778)           (620,969)
  Changes in assets and liabilities which provided
    (used) cash:
     Mortgage loans held for resale                                       2,150,474           1,331,362
     Accrued interest receivable                                            151,585             105,516
     Other assets                                                          (100,517)            (95,124)
     Accrued interest payable                                               211,393              21,023
     Accrued expenses and other liabilities                                (159,524)             96,227
                                                                  ------------------       -------------
Net cash provided by (used in) operating activities                       2,093,957           1,278,326
                                                                  ------------------       -------------

Investing activities:
  Purchase of investment securities held to maturity                                         (2,200,000)
  Proceeds from maturity of investment securities                                               530,000
  Net change in loans to customers                                       (3,001,801)            673,581
  Purchase of furniture, equipment and leasehold
    improvements                                                           (412,496)            (63,390)
  Proceeds on sale of real estate owned                                     303,171
                                                                  ------------------       -------------
Net cash used in investing activities                                    (3,111,126)         (1,059,809)
                                                                  ------------------       -------------

Financing activities:
  Exercise of stock warrants                                                 32,152
  Increase in demand, savings and time deposits                           8,973,013           2,701,580
  Repayment of borrowed funds                                            (1,000,000)
                                                                  ------------------       -------------
Net cash provided by (used in) financing activities                       8,005,165           2,701,580
                                                                  ------------------       -------------

Net decrease in cash and cash equivalents                                 6,987,996           2,920,097

Cash and cash equivalents, beginning of year                              3,088,835          15,293,484
                                                                  ------------------       -------------

Cash and cash equivalents, end of period                      $          10,076,831    $     18,213,581
                                                                  ==================       =============

Supplemental disclosures of cash flow information:

  Cash paid during the period for:
    Interest                                                  $           1,288,101    $      1,250,566
                                                                  ==================       =============
    Income taxes paid                                         $                   0    $         50,000
                                                                  ==================       =============


                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2000


1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2000 and 1999 is not necessarily indicative of the results which may be expected for the entire fiscal year.

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


4.       Comprehensive Income:

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity. Comprehensive income for the three month period ended March 31, 2000 and 1999 was $8,166 and $144,486, respectively.