Form 10QSB
period 2000-06-30
MADISON BANCSHARES GROUP LTD
filed 2000-08-11
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2000


                         Commission file number 0-17539


                         MADISON BANCSHARES GROUP, LTD.
          -----------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

          PENNSYLVANIA                                 23-2512079
-------------------------------          -----------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

  1767 SENTRY PARKWAY WEST, BLUE BELL, PA                       19422
-----------------------------------------                     ----------
(Address of principal executive offices)                      (Zip Code)

                                 (215) 641-1111
                      -----------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
                   -------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

     1,931,320 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of August 4, 2000.

                                     PART 1

ITEM 1  - FINANCIAL STATEMENTS

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

Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended June 30, 2000 and 1999. The Bank commenced operations in August, 1989.


ANALYSIS OF FINANCIAL CONDITION

As of June 30, 2000, the Company held deposits aggregating $150,754,775, representing an increase of approximately 16% from deposits of $130,338,463 held at December 31, 1999. Of the deposits held at June 30, 2000, $25,430,707, or approximately 17%, were non-interest-bearing deposits. At June 30, 2000 total deposit accounts numbered 11,849 and outstanding loans receivable in connection with loans made to 2,407 loan accounts totaled approximately $141,727,703 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding as of June 30, 2000 and December 31, 1999, respectively.


     DEPOSIT LIABILITIES
                                       June 30, 2000                     December 31, 1999
                                                    % of                                 % of
     TYPE OF ACCOUNT             BALANCE         PORTFOLIO            BALANCE          PORTFOLIO
     ---------------             -------         ---------            -------          ---------
Non-Interest bearing (1)        25,430,707                17%        20,540,071                16%
Interest bearing (2)            14,154,959                 9         12,704,649                10
Money Market (3)                15,437,953                10         15,205,159                12
Savings (4)                     10,047,949                 7          8,150,269                 6
CD's Under 100M (5)             48,572,600                32         40,498,507                31
CD's Over 100M (6)              37,110,607                25         33,239,808                25
                              ------------      ------------       ------------      ------------

Totals                        $150,754,775               100%      $130,338,463               100%
                              ============      ============       ============      ============


LOANS OUTSTANDING


                                       June 30, 2000                     December 31, 1999
                                                          % of                                 % of
     TYPE OF ACCOUNT                 BALANCE           PORTFOLIO            BALANCE          PORTFOLIO
     ---------------                 -------           ---------            -------          ---------

Real Estate Loans, Mortgages(1)      $ 24,097,852                17%      $ 24,652,775                19%
Commercial Loans (2)                   94,946,384                67         89,988,247                69
Consumer Loans (3)                     11,622,758                 8          9,592,584                 8
Residential Loans Held for
  Sale (4)                             11,060,709                 8          5,418,972                 4
                                     ------------      ------------       ------------      ------------

Totals                               $141,727,703               100%      $129,652,578               100%
                                     ============      ============       ============      ============


RESULTS OF OPERATIONS

For the six months ended June 30, 2000, the Company had net income of $150,841, or $.08 per share, as compared to net income of $363,708 or $.20 per share during the six months ended June 30, 1999. For the quarter ended June 30, 2000, the Company had a net income of $121,725 or $.07 per share as compared to $216,960, or $.12 per share for the quarter ended June 30, 1999. The decrease in net income from the quarter and six months ended June 30, 2000 was primarily attributable to branch openings in Horsham and Summit Square. The additional staffing at the corporate office to manage the asset growth of the Bank also impacted the operating expenses of the Bank.


ANALYSIS OF NET INTEREST INCOME

Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

The graph below sets forth the Bank's interest income and interest expense growth for the period from June 30, 1999, through June 30, 2000:

[GRAPHIC]

In the printed document there is a line graph with the following plot points depicted.


                                              1999                                            2000
                     ------------------------------------------------------------   -------------------------
                       Jun      Jul      Aug      Sep      Oct      Nov      Dec      Jan      Feb      Mar
Net Int Inc.         464,190  689,903  679,692  684,434  710,555  687,962  761,202  690,176  683,187  738,253
Tot Non Int Exp      563,549  725,918  741,491  744,670  725,940  775,288  843,062  863,062  796,222  802,187

                               2000
                     -------------------------
                       Apr      May      Jun
Net Int Inc.         681,036  760,940  784,353
Tot Non Int Exp      771,780  909,835  957,056


The Company's net interest income, after provision for loan losses increased 19% to $4,040,198 for the six months ended June 30, 2000 as compared to $3,406,832 for the six months ended June 30, 1999. The Company's net interest income, after provision for loan losses, increased 21% to $2,076,418 for the quarter ended June 30, 2000 as compared to $1,717,615 for the quarter ended June 30, 1999. Interest income increased 18% to $7,359,027 for the six months ended June 30, 2000, as compared to $6,261,268 for the six months ended June 30, 1999. For the quarter ended June 30, 2000 the Company's interest income increased 19% to $3,795,753 from $3,180,462 for the quarter ended June 30, 1999. Interest expense on deposits and borrowed funds increased from $2,589,436 for the six months ended June 30, 1999, to $3,138,829 for the six months ended June 30, 2000, a 21% increase. The increases in interest income and interest expense are due to the loan and deposit growth of the Bank and the increased yields on both portfolios.

Interest income on investment securities relates to interest on U.S. Government Obligations and Federal Agency Obligations. Interest income on U.S. Government Obligations for the six months ended June 30, 2000 was $563,052 as compared to $77,503 for the six months ended June 30, 1999. For the quarter ended June 30, 2000, interest income on U.S. Government Obligations was $281,536 as compared to $54,616 at June 30, 1999. The increase for the quarter resulted from funds invested in securities due to increased liquidity from deposit growth.

Interest income on other securities is comprised primarily of interest income on Municipal Bonds, Debt Securities, Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. Interest income on other securities for the six months ended June 30, 2000, was $143,840 as compared to $102,649 for the six months ended June 30, 1999. For the quarters ended June 30, 2000 and June 30, 1999 interest income was $72,256 and $81,339, respectively. The increase in interest income on other securities for the six months ended is due to the Bank investing in more Federal Reserve Stock and a $2,000,000 investment in other debt securities. The decrease for the quarter ended is due to a decrease in FHLB dividends for March and June of 2000.

Interest income on temporary investments represents federal funds sold. For the six months and quarter ended June 30, 2000, interest income on federal funds sold was $25,001 and $16,584 as compared to $238,571 and $132,286 for the six months and quarter ended June 30, 1999. The decrease in interest on temporary investments represents the deployment of the funds into longer term investments of U.S. Government and Agency Securities.

Total interest and fees on loans as of June 30, 2000 was $6,627,134 as compared to $5,842,545 for the six months ended June 30, 1999. For the quarter ended June 30, 2000 interest and fees on loans was $3,425,377 as compared to $2,912,221 for the quarter ended June 30, 1999. The Bank experienced approximately 15% loan growth from June 30, 1999 to June 30, 2000 and an increase of approximately .50% yield on the portfolio during this same period.

The increase in interest income was due primarily to growth in loans. The increase in interest expense was due to growth in deposits, as the graph below depicts. Interest expense for the six months ended June 30, 2000 represented 43% of gross interest income or $3,138,829, as compared to $2,589,436 or 41% of gross interest income for the six months ended June 30, 1999. For the quarter ended June 30, 2000, interest expense was $1,639,335 as compared to $1,317,847 for the quarter ended June 30, 1999.


[GRAPHIC]

In the printed document there is a line graph with the following plot points depicted.

                                                               1999
               --------------------------------------------------------------------------------------------------
                   Jun             Jul            Aug           Sep           Oct           Nov           Dec
Loans          122,947,615     125,509,169    125,979,742   124,409,594   130,288,713   130,023,724   129,652,577
Deposits       140,582,994     133,919,076    134,604,771   136,346,333   142,626,817   138,462,568   130,423,177


                                                         2000
               ---------------------------------------------------------------------------------------
                   Jan             Feb            Mar            Apr            May            Jun
Loans          128,067,795     128,654,920    130,872,850    134,684,442    135,276,524    141,727,704
Deposits       130,574,122     133,264,889    139,421,749    140,353,813    141,551,302    151,589,299

PROVISION FOR LOAN LOSSES

For the six months and quarter ended June 30, 2000, the Bank added to its provision for loan losses $180,000 and $80,000, respectively. During the six months and quarter ended June 30, 1999, the Bank added $265,000 and $145,000 to its provision for loan losses, respectively.

As of December 31, 1999, the Bank had $1,262,256 in its allowance for loan losses, representing .99% of outstanding loans receivable. During the first six months ended June 30, 2000 the Bank added $180,000 to the reserve. Loans charged off against the reserve during second quarter of 2000 amounted to $67,001. There were recoveries to previously charged off loans during the six months ended June 30, 2000 of $13,830. The allowance for loan loss reserve was $1,389,085 at June 30, 2000, representing .99% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

Other real estate owned at June 30, 2000 totaled $273,868. This consists of one property in Drexel Hill, Pennsylvania. The property is currently listed for sale with a realtor and management continues to monitor and evaluate the Bank's exposure on this property. It is management's opinion that minimal losses, if any, are expected.


NON-INTEREST INCOME

Other income decreased 25% to $1,299,813 for the six months ended June 30, 2000, which was primarily comprised of gains on sales of mortgage loans in the secondary market, as compared to $1,737,594 during the same period in 1999. For the quarter ended June 30, 2000, other income decreased 18% to $754,379 from $920,636 for the quarter ended June 30, 1999. The decrease in other income for the quarters and six months ended June 30, 2000, was due to a rising interest rate environment, resulting in a decline on sale of mortgage loans.


NON-INTEREST EXPENSE

During the six months ended June 30, 2000, non-interest expense increased 14% to $5,113,800 as compared to $4,496,277 during the same period in 1999. Of this amount, $2,906,268, or approximately 57%, was attributable to salary and related employee benefits as compared to $2,632,938 or approximately 59% during the first six months of 1999. For the quarter ended June 30, 2000, non-interest expense totaled $2,667,966 as compared to

$2,265,750 during the same quarter of 1999, an increase of 18%. Salary and employee related benefits expense was $1,515,621 for the quarter ended June 30, 2000 as compared to $1,346,478 during the same period in 1999, a 13% increase. The increase in salary and related expenses was due to increased staffing for branch expansion in Horsham and Summit Square as well as additional corporate staff additions.

Combined occupancy and equipment expenses for the six months ended June 30, 2000 were $829,092 as compared to $694,066, a 19% increase, during the same period in 1999. For the quarter ended June 30, 2000, occupancy and equipment expenses were $410,961 as compared to $344,627 for the quarter ended June 30, 1999. The increase was due to annual increases in rent expenses and the lease of additional space at two new branches in Horsham and Summit Square.

For the six months ended June 30, 2000, computer expense totaled $202,307 as compared to $165,436 for the six months ended June 30, 1999. For the quarter ended June 30, 2000, computer expense totaled $114,699 as compared to $80,879 for the quarter ended June 30, 1999. This increase was due to growth in volume of accounts and transactions processed.

For the six months ended June 30, 2000, legal expense totaled $71,632 as compared to $68,875 for the six months ended June 30, 1999, a 4% increase. For the quarter ended June 30, 2000 legal expenses totaled $39,641 as compared to $42,952 for the quarter ended June 30, 1999. Legal expense includes the expenses incurred related to loans as well as corporate legal needs of the Company.

For the six months ended June 30, 2000, business development expenses decreased 4% to $168,257 as compared to $175,853 for the six months ended June 30, 1999. For the quarter ended June 30, 2000, business development expenses decreased 14% to $84,907 as compared to $103,980 for the quarter ended June 30, 1999. The decreased expense was attributable to less monies spent on outside business development activities.

For the six months ended June 30, 2000, stationary and supplies expense was $117,216 as compared to $100,007 for the six months ended June 30, 1999. The increase of approximately 17% is due to the assets and volume growth of the Bank. For the quarter ended June 30, 2000, supplies expense was $56,857 as compared to $46,632 for the quarter ended June 30, 1999. The increase in stationary and supplies expense for the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999, is due to growth and the set-up of the Summit Square branch.

For the six months ended June 30, 2000, other operating expenses totaled $613,188, or approximately 12% of total other expenses, as compared to $479,384, or 11%, during the same period in 1999. For the quarter ended June 30, 2000, these expenses totaled $337,230 as compared to $212,892 for the quarter ended June 30, 1999. Other operating expenses were comprised primarily of business promotional materials, telephone, fidelity insurance premium, shares and loan taxes, ATM expenses, accounting fees, loan expenses, and other nominal miscellaneous expenses, as well as the contra expenses related to FASB 91 costs on loan origination. The increase in other operating expenses are ATM expenses increasing by approximately $13,000, telephone expense increases of approximately $14,000 and loans expense increasing by approximately $36,000. Other expenses increased marginally to the rate of growth and volume of the Bank.

Income tax expense for the six months and quarter ended June 30, 2000 was $75,370 and $41,106 as compared to $284,441 and $155,541 for the six months and quarter ended June 30, 1999. The tax provision decrease is due to the earnings decrease of the Company.


CAPITAL RESOURCES

The total number of shares of common stock outstanding on June 30, 2000 was 1,931,320 as compared to 1,747,947 at December 31, 1999. During the first six months ending June 30, 2000, 8,373 shares of common stock were issued in conjunction with the exercise of warrants to one Director and 175,000 shares of common stock issued in conjunction with a private placement to three Directors. (See Item 2. Changes in Securities and Use of Proceeds). The book value per share of the Company's common stock at December 31, 1999 was $5.88, as compared to $5.91 per share at June 30, 2000.

During the six month period ended June 30, 2000, the Company's total assets increased by approximately $19,701,905 or approximately 13% to $175,544,315.

The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and bank holding companies. The Company's actual ratios at June 30, 2000 and December 31, 1999, respectively, each of which exceeded the levels required to be classified as "adequately capitalized" under applicable regulatory guidelines.


                                      Regulatory       Actual        Actual
RATIO                                 MINIMUM        12/31/99        6/30/00

Qualifying Total Capital to
Risk Weighted Assets                     8.0%           14.57%        14.62%

Tier 1 Capital, net of intangibles
to Risk Weighted Assets                  4.0%           12.16%        12.59%

Tier 1 Leverage Ratio of Capital to
Total Adjusted Average Assets            4.0%            8.96%         9.43%

The Company's capital-to-assets ratio decreased from 6.60% as of December 31, 1999 to 6.50% as of June 30, 2000. The decrease in the capital-to-assets ratio for the six months and quarter ended June 30, 2000, was attributable to the growth in assets. Management anticipates that its capital-to-assets ratio will decline in future periods as the Company's core assets continue to grow. The Company's average return on equity for the year ended December 31, 1999, was 9.39%; and its return on average assets was .61%. For the six month period ended June 30, 2000, the Company's average return on equity was 2.73% and its return on average assets was .18%. The significat decrease in the Company's return on average equity and average assets is directly attributable to the increased branch expansion that the Company has planned. This negative impact on earnings should be temporary in nature and may reverse if the branches start growing and obtain a market share in their specific markets.

The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks. The Bank's actual ratios at June 30, 2000 and December 31, 1999, respectively, each of which exceeded the levels required for a bank to be classified as "adequately capitalized" under applicable regulatory guidelines.

                                      Regulatory       Actual        Actual
RATIO                                 MINIMUM        12/31/99        6/30/00

Qualifying Total Capital to
Risk Weighted Assets                     8.0%           13.02%        13.43%

Tier 1 Capital, net of intangibles
to Risk Weighted Assets                  4.0%           11.92%        12.34%

Tier 1 Leverage Ratio of Capital to
Total Adjusted Average Assets            4.0%            9.06%         9.51%


LIQUIDITY

The Bank's liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Bank's primary sources of funds are deposits, borrowings, amortization and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products consistent with the conservative operating philosophy of its management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement. At June 30, 2000, the Bank had $7,000,000 in FHLB advances.

The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing certificates of deposits and savings withdrawals and expenses related to general operations of the Bank. At June 30, 2000, the total approved loan commitments outstanding amounted to approximately $21 million. At the same date, commitments under unused lines of credit and the unadvances portion of commercial credit lines amounted to approximately $18,948,439. Certificates of deposit scheduled to mature in one year or less at June 30, 2000 totaled $70,173,044. Investment securities totaled $20,333,266 at June 30, 2000, of which $2,497,727 are scheduled to mature or reprice in one year or less. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

At June 30, 2000, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $681,400 annually. If rates fell 200 basis points, monthly revenues a year from now would increase approximately $689,500 and a rise in rates by 200 basis points would represent a monthly decrease in revenues a year from now of approximately $649,800. Management believes that any impact will not be significant.

                           PART II - OTHER INFORMATION


ITEM 1  LEGAL PROCEEDINGS

        None.

ITEM 2  CHANGES IN SECURITIES

(c) On June 28, 2000, the Company sold an aggregate of 175,000 shares of its Common Stock to three Directors for aggregate consideration of $1,006,250. The Company also has an agreement with a family trust affiliated with a fourth Director to purchase an aggregate of 160,000 shares of its Common Stock for aggregate consideration of $920,000, subject to receipt of regulatory approvals. There were no underwriters involved in connection with the foregoing sales nor were any underwriting discounts or other commissions paid. The Company issued the securities in reliance upon the exemption afforded by Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 16, 2000 the Company held its Annual Meeting of Shareholders. As of the record date the total number of votes eligible to cast at the Annual Meeting was 1,756,320. The following proposals were presented for a vote by the company's stockholders:

PROPOSAL I - Election of Three (3) Class I Directors.

PROPOSAL II - Ratification of the Appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2000 fiscal year.

(b) At the Company's Annual Meeting, all nominees were re-elected to a three year term.

(c) PROPOSAL I. ELECTION OF DIRECTORS. Three directors were nominated by the Company to stand for re-election to the Board. As set forth below each of the Company's nominees were re-elected.

NAME OF NOMINEE                 VOTE FOR         VOTE WITHHELD       ABSTAIN
---------------                 --------         -------------       -------
Philip E. Hughes, Jr.           1,247,898             4,748           8,145

Kathleen A. Kucer, MD           1,247,898             4,748           8,145

Blaine W. Scott                 1,247,898             4,748           8,145


PROPOSAL II. RATIFICATION OF DELOITTE & TOUCHE LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE 2000 FISCAL YEAR.

              VOTES FOR     VOTES WITHHELD        ABSTAIN
              ---------     --------------        -------
              1,258,627        1,135               1,029



ITEM 5 OTHER INFORMATION

None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits Filed
                                                           Page Number in
EXHIBIT NUMBER                                      SEQUENTIAL NUMBERING SYSTEM


     3             Amended and Restated Articles                        *
                   of Incorporation, as amended, and
                   Amended and Restated Bylaws of
                   the Issuer

     10            (1)  Amended and Restated Declaration                *
                        of Trust of Madison Capital Trust I
                        dated July 13, 1998.
                   (2)  Indenture between Madison Bancshares
                        Group, Ltd. and Christiana Bank and
                        Trust Company), as Trustee, dated
                        July 13, 1998.
                   (3)  Capital Securities Guarantee between Madison
                        Bancshares Group, Ltd. and Christiana Bank and Trust Company), as Trustee, dated
                        July 13, 1998.

     27            Financial Data Schedule                               --


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




Date Executed:  August 4, 2000

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                       June 30, 2000      December 31, 1999
                                                                       -------------      -----------------
ASSETS
CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                       $   5,998,746       $   2,588,835
  Federal funds sold                                                        4,500,000             500,000
                                                                        -------------       -------------
     Total cash and cash equivalents                                       10,498,746           3,088,835

INVESTMENT SECURITIES:
  Held to maturity (fair value- 2000, $2,568,775;
   1999, $2,567,857)                                                        2,570,067           2,570,106
  Available for sale (amortized cost; 2000, $17,054,851;
   1999, $17,055,709)                                                      16,677,099          16,749,747
  Federal Home Loan Bank Stock                                                762,700             750,000
  Federal Reserve Bank Stock                                                  323,400             323,400

LOANS (Net of allowance for loan losses - 2000, $1,389,085;
  1999, $1,262,256)                                                       128,911,027         122,635,380

MORTGAGE LOANS HELD FOR SALE                                               11,060,709           5,418,972

REAL ESTATE OWNED                                                             273,868             577,039

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                        2,025,680           1,661,814

ACCRUED INTEREST RECEIVABLE                                                 1,442,569           1,281,928

OTHER ASSETS                                                                  998,450             785,189
                                                                        -------------       -------------
TOTAL                                                                   $ 175,544,315       $ 155,842,410
                                                                        =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                   $  25,430,707          20,540,071
  Interest-bearing demand deposits                                         14,154,959          12,704,649
  Savings deposits                                                         10,047,949           8,150,269
  Money market deposits                                                    15,437,953          15,205,159
  Time deposits                                                            85,683,207          73,738,315
                                                                        -------------       -------------
     Total deposits                                                       150,754,775         130,338,463

BORROWED FUNDS                                                              7,000,000           9,000,000
GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                         5,000,000           5,000,000

ACCRUED INTEREST PAYABLE                                                    1,235,529             960,268

ACCRUED EXPENSES AND OTHER LIABILITIES                                        144,619             261,148
                                                                        -------------       -------------
     Total Liabilities                                                    164,134,923         145,559,879
                                                                        -------------       -------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 5,000,000 shares;
    issued and outstanding, 0 shares
  Common stock, $1 par value - authorized 20,000,000 shares;
    issued and outstanding, 2000 1,931,320; and 1999 1,747,947              1,931,320           1,747,947
  Capital surplus                                                           9,585,586           8,745,557
  Accumulated earnings (deficit)                                              141,803              (9,038)
  Accumulated other comprehensive income (loss)                              (249,317)           (201,935)
                                                                        -------------       -------------
     Total shareholders' equity                                            11,409,392          10,282,531
                                                                        -------------       -------------
 TOTAL                                                                  $ 175,544,315       $ 155,842,410
                                                                        =============       =============

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
    FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2000 AND JUNE 30, 1999
                                   (Unaudited)

                                                               THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                             2000              1999              2000              1999
                                                          -----------      -----------       -----------      -----------
Interest income:
  Interest and fees on loans                              $ 3,425,377      $ 2,912,221       $ 6,627,134      $ 5,842,545
  Interest and dividends on investment securities:
    US Government obligations                                 281,536           54,616           563,052           77,503
    Other securities                                           72,256           81,339           143,840          102,649
    Interest on temporary investments                          16,584          132,286            25,001          238,571
                                                          -----------      -----------       -----------      -----------
                                                            3,795,753        3,180,462         7,359,027        6,261,268
                                                          -----------      -----------       -----------      -----------
Interest expense:
  Interest on:
    Demand deposits                                            58,918           63,829           119,336          122,972
    Savings and money market deposits                         176,778          202,762           341,938          370,188
    Time deposits                                           1,167,161          938,756         2,167,561        1,871,276
    Guaranteed preferred beneficial interest in
     subordinated debt                                        112,500          112,500           225,000          225,000
    Federal funds purchased & other interest                  123,978                0           284,994
                                                          -----------      -----------       -----------      -----------
                                                            1,639,335        1,317,847         3,138,829        2,589,436
                                                          -----------      -----------       -----------      -----------
Net interest income before provision for loan losses        2,156,418        1,862,615         4,220,198        3,671,832
Provision for loan losses                                      80,000          145,000           180,000          265,000
                                                          -----------      -----------       -----------      -----------
Net interest income after provision for loan losses         2,076,418        1,717,615         4,040,198        3,406,832
                                                          -----------      -----------       -----------      -----------
Other noninterest income:
  Gain on sale of mortgage loans                              521,569          739,741           873,347        1,360,710
  Service charges on deposit accounts                         189,350          143,404           339,398          317,087
  Other                                                        43,460           37,491            87,068           59,797
                                                          -----------      -----------       -----------      -----------
     Total noninterest income                                 754,379          920,636         1,299,813        1,737,594
                                                          -----------      -----------       -----------      -----------

Other noninterest expenses:
  Salary and employee benefits                              1,515,621        1,346,478         2,906,268        2,632,938
  Occupancy                                                   274,569          231,498           574,964          485,400
  Equipment                                                   136,392          113,129           254,128          208,666
  Computer processing                                         114,699           80,879           202,307          165,436
  Deposit insurance                                             6,817           18,830            10,335           26,774
  Legal                                                        39,641           42,952            71,632           68,875
  Professional fees                                            24,700           (2,039)           40,675           25,475
  Business development                                         84,907          103,980           168,257          175,853
  Office and stationary supplies                               56,857           46,632           117,216          100,007
  Director fees                                                28,900           35,950            58,575           71,250
  Advertising                                                  35,003           21,939            70,995           30,959
  Amortization of debt issuance costs                          12,630           12,630            25,260           25,260
  Other operating                                             337,230          212,892           613,188          479,384
                                                          -----------      -----------       -----------      -----------
     Total noninterest expenses                             2,667,966        2,265,750         5,113,800        4,496,277
                                                          -----------      -----------       -----------      -----------
Income before income taxes                                    162,831          372,501           226,211          648,149

Provision for income taxes                                     41,106          155,541            75,370          284,441
                                                          ===========      ===========       ===========      ===========
Net income                                                $   121,725      $   216,960       $   150,841      $   363,708
                                                          ===========      ===========       ===========      ===========
Net income per common share - basic                       $      0.07      $      0.13       $      0.09      $      0.21
                                                          ===========      ===========       ===========      ===========
Net income per common share - diluted                     $      0.07      $      0.12       $      0.08      $      0.20
                                                          ===========      ===========       ===========      ===========
Weighted average number of shares - basic                   1,762,208        1,724,436         1,758,173        1,721,345
                                                          ===========      ===========       ===========      ===========
Weighted average number of shares - diluted                 1,799,389        1,805,865         1,793,252        1,806,010
                                                          ===========      ===========       ===========      ===========

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)

                                                                         2000               1999
                                                                     ------------       ------------
Operating activities:
  Net income                                                         $    150,841       $    363,708
  Adjustments for non-cash items included in net income:
    Depreciation and amortization                                         235,964            155,789
    Provision for loan losses                                             180,000            265,000
    Net amortization of bond premium/discount                              25,305              1,348
    Amortization of deferred fees & costs, net                             30,913            136,787
    Gain on sale of mortgages held for sale                              (873,347)        (1,360,710)
  Changes in assets and liabilities which provided (used) cash:
     Mortgage loans held for resale                                    (4,768,390)         6,698,578
     Accrued interest receivable                                         (160,641)           (33,631)
     Other assets                                                        (238,521)          (139,562)
     Accrued interest payable                                             275,261            (19,032)
     Accrued expenses and other liabilities                              (116,529)           183,446
                                                                     ------------       ------------
Net cash provided by (used in) operating activities                    (5,259,144)         6,251,721
                                                                     ------------       ------------
Investing activities:
  Purchase of investment securities available for sale                                    (6,039,698)
  Purchase of investment securities held to maturity                                      (2,200,000)
  Purchase of Federal Home Loan Bank stock                                (12,700)          (198,700)
  Purchase of Federal Reserve Bank stock                                                    (147,000)
  Proceeds from maturity of investment securities
    avilable for sale                                                                        730,000
  Net change in loans to customers                                     (6,486,560)        (1,640,592)
  Purchase of furniture, equipment and leasehold improvements            (574,570)          (133,097)
  Net change in real estate owned                                         303,171            471,033
                                                                     ------------       ------------
Net cash used in investing activities                                  (6,770,659)        (9,158,054)
                                                                     ------------       ------------
Financing activities:
  Increase in demand, savings and time deposits                        20,416,312          7,963,162
  Decrease in borrowed funds                                           (2,000,000)
  Exercise of stock warrants                                               32,152             24,130
  Issuance of common stock                                                991,250
                                                                     ------------       ------------
Net cash provided by financing activities                              19,439,714          7,987,292
                                                                     ------------       ------------

Net increase in cash and cash equivalents                               7,409,911          5,080,959

Cash and cash equivalents, beginning of period                          3,088,835         15,293,484
                                                                     ------------       ------------
Cash and cash equivalents, end of period                             $ 10,498,746       $ 20,374,443
                                                                     ============       ============
Supplemental disclosures of cash flow information:
    Interest paid                                                    $  2,863,568       $  2,608,468
                                                                     ============       ============
    Income taxes paid                                                $     63,000       $    250,000
                                                                     ============       ============




                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2000




1.   Basis of presentation:

     The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the six month periods ended June 30, 2000 is not necessarily indicative of the results which may be expected for the entire fiscal year.

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


4.   Private Placement:

     On June 28, 2000 the Company issued 175,000 shares of common stock at a market price of $5.75 per share in connection with a private placement offering. This offering resulted in an increase of $991,250 in additional capital for the period ended June 30, 2000.


5.   Comprehensive Income:

     The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity. Comprehensive income for the six month period ended June 30, 2000 and 1999 was $103,459 and $330,969, respectively.