Form 10QSB
period 2000-09-30
MADISON BANCSHARES GROUP LTD
filed 2000-11-14
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2000


Commission file number  0-17539
                        -------

                         MADISON BANCSHARES GROUP, LTD.
         --------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

          Pennsylvania                             23-2512079
-------------------------------        ------------------------------------
(State or other jurisdiction of        (IRS Employer Identification Number)
incorporation or organization)

  1767 Sentry Parkway West, Blue Bell, PA             19422
  ----------------------------------------           ---------
  (Address of principal executive offices)           (Zip Code)

                                 (215) 641-1111
               -------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
            -------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    YES X   NO __
                                       ---

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     2,091,320 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of November 10, 2000.

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

         SEE ANNEX A

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This report contains "forward-looking" statements. Madison Bancshares Group, Ltd. is including this statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of changes in capital-to-assets ratio, (b) statements of plans and objectives of the Company or its management or Board of Directors, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in the Company's forward looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include: (i) the ability of the Company to implement its growth strategy and manage growth; (ii) the adequacy of allowances for loan losses and possible continued growth in delinquency ratios; (iii) the effect of the Company's comparatively high operating expenses and high efficiency ratios; (iv) credit risks related to operating activities; (v) reliance on existing management personnel; and (vi) risks relating to federal and state government regulation.

         Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters and nine months ended September 30, 2000 and 1999. The Bank commenced operations in August, 1989.


         ANALYSIS OF FINANCIAL CONDITION

         As of September 30, 2000, the Company held deposits aggregating $151,206,946, representing an increase of approximately 16% from deposits of $130,338,463 held at December 31, 1999. Of the deposits held at September 30, 2000, $23,769,839, or approximately 16%, were non-interest-bearing deposits. At September 30, 2000 total deposit accounts numbered 12,413 and outstanding loans receivable in connection with loans made to 1,736 loan accounts totaled approximately $142,007,557 (excluding loan loss reserve and deferred loan fees). The following tables and graphs set forth a comparative breakdown of the Company's deposits and loans outstanding as of September 30, 2000 and December 31, 1999, respectively.

         DEPOSIT LIABILITIES

                                         September 30, 2000          December 31, 1999
                                                       % of                       % of
        Type of Account                  Balance    Portfolio       Balance     Portfolio
        ---------------                  -------    ---------       -------     ---------
        Non-Interest bearing (1)      $ 23,769,839      16%      $ 20,540,071       16%
        Interest bearing (2)            14,513,522      10         12,704,649       10
        Money Market (3)                15,401,963      10         15,205,159       12
        Savings (4)                      8,729,255       6          8,150,269        6
        CD's Under 100M (5)             50,554,683      33         40,498,507       31
        CD's Over 100M (6)              38,237,684      25         33,239,808       25
                                      ------------     ---       ------------      ---

        Totals                        $151,206,946     100%      $130,338,463      100%
                                      ============     ===       ============      ===

[two pie charts comparing the percentages of September 30, 2000 and December 31, 1999]

         LOANS OUTSTANDING

                                                   September 30, 2000           December 31, 1999
                                                                % of                         % of
         Type of Account                          Balance      Portfolio      Balance       Portfolio
         ---------------                          -------      ---------      -------       ---------
         Real Estate Loans, Mortgages (1)       $ 23,289,649      16%      $  24,652,775        19%
         Commercial Loans (2)                     97,781,949      69          89,988,247        69
         Consumer Loans (3)                       11,666,981       8           9,592,584         8
         Residential Loans Held for
           Sale (4)                                9,268,978       7           5,418,972         4
                                                ------------     ---       -------------       ---

         Totals                                 $142,007,557     100%       $129,652,578       100%
                                                ============     ===        ============       ===

[two pie charts comparing the percentages of September 30, 2000 and December 31, 1999]


         RESULTS OF OPERATIONS

         For the nine months ended September 30, 2000, the Company had net income of $273,987, or $.15 per share, as compared to net income of $643,929 or $.35 per share during the nine months ended September 30, 1999. For the quarter ended September 30, 2000, the Company had a net income of $123,146 or $.06 per share as compared to $280,221, or $.16 per share for the quarter ended September 30, 1999. The decrease in net income from the quarter and nine months ended September 30, 2000 was primarily attributable to the increased expense resulting from two new branch openings. The additional staffing at the corporate office to manage the asset growth of the Bank also impacted the operating expenses of the Bank.

         ANALYSIS OF NET INTEREST INCOME

         Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

         The graph below sets forth the Bank's interest income and interest expense growth for the period from September 30, 1999, through September 30, 2000:


         [graph with the following plot points]


                 Sep          Oct          Nov          Dec          Jan          Feb          Mar          Apr
Net Int Inc      684,434      710,556      687,962      761,202      690,176      683,167      738,253      681,036
Tot Non Int Exp  744,670      725,940      775,288      843,062      865,537      796,222      802,187      771,780

                 May          Jun          July         Aug          Sep
Net Int Inc      760,940      784,353      730,514      704,531      675,321
Tot Non Int Exp  909,835      957,056      946,585      928,328      928,135




         The Company's net interest income, after provision for loan losses increased 14% to $6,016,662 for the nine months ended September 30, 2000 as compared to $5,290,129 for the nine months ended September 30, 1999. The Company's net interest income, after provision for loan losses, increased 5% to $1,976,464 for the quarter ended September 30, 2000 as compared to $1,883,297 for the quarter ended September 30, 1999. Interest income increased 17% to $11,228,880 for the nine months ended September 30, 2000, as compared to $9,573,682 for the nine months ended September 30, 1999. For the quarter ended September 30, 2000 the Company's interest income increased 17% to $3,869,853 from $3,312,414 for the quarter ended September 30, 1999. Interest expense on deposits and borrowed funds increased from $3,923,553 for the nine months ended September 30, 1999, to $4,932,218 for the nine months ended September 30, 2000, a 26% increase. The increases in interest income and interest expense are due to the loan and deposit and investment growth of the Bank and the increased yields on the loan and deposit portfolios.

         Interest income on investment securities relates to interest on U.S. Government Obligations and Federal Agency Obligations. Interest income on U.S. Government Obligations for the nine months ended September 30, 2000 was $844,937 as compared to $217,683 for the nine months ended September 30, 1999. For the quarter ended September 30, 2000, interest income on U.S. Government Obligations was $281,885 as compared to $140,180 at September 30, 1999. The increase for the quarter and year to date resulted from funds invested in securities due to increased liquidity from deposit growth.

         Interest income on other securities is comprised primarily of interest income on Municipal Bonds, Debt Securities, Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. Interest income on other securities for the nine months ended September 30, 2000, was $202,836 as compared to $173,388 for the nine months ended September 30, 1999. For the quarters ended September 30, 2000 and September 30, 1999 interest income was $58,996 and $70,739, respectively. The increase in interest income on other securities for the nine months ended is due to the Bank investing in more Federal Reserve Stock and a $2,000,000 investment in other debt securities. The decrease for the quarter ended September 30, 2000 is due to a decrease in Federal Home Loan Bank dividends as compared to the quarter ended September 30, 1999.

         Interest income on temporary investments represents federal funds sold for the nine months ended September 30, 2000, this interest income was $40,275 as compared to $329,024 for the nine months ended September 30, 1999. For the quarters ended September 30, 2000 and September 30, 1999, income on temporary investments was $15,274 and $90,453, respectively. The decrease in interest on temporary investments for the quarter represents the deployment of the funds into longer term investments of U.S. Government and Agency Securities.

         Total interest and fees on loans for the nine months ended September 30, 2000 was $10,140,832 as compared to $8,853,587 for the nine months ended September 30, 1999. For the quarter ended September 30, 2000 interest and fees on loans was $3,513,698 as compared to $3,011,042 for the quarter ended September 30, 1999. The Bank experienced approximately 14% loan growth from September 30, 1999 to September 30, 2000 and an increase of approximately .35% yield on the portfolio during this same period.

         The increase in interest income was due primarily to growth in loans. The increase in interest expense was due to growth in deposits, as the graph below depicts. Interest expense for the nine months ended September 30, 2000 represented 44% of gross interest income or $4,932,218, as compared to $3,923,553 or 41% of gross interest income for the nine months ended September 30, 1999. For the quarter ended September 30, 2000, interest expense was $1,793,389 as compared to $1,334,117 for the quarter ended September 30, 1999.

         [graph with the following plot points]

          Sep          Oct          Nov          Dec          Jan          Feb          Mar          Apr
Loans     124,409,594  130,288,713  130,023,724  129,652,577  128,067,795  128,654,920  130,872,850  134,684,442
Deposits  136,346,333  142,626,817  138,462,568  130,423,177  130,574,122  133,264,889  139,421,749  140,353,813

          May          Jun          July         Aug          Sep
Loans     135,276,524  141,727,704  142,543,368  142,014,101  141,947,556
Deposits  141,561,302  151,589,799  156,138,999  154,999,059  151,208,946



         PROVISION FOR LOAN LOSSES

         For the nine months and quarter ended September 30, 2000, the Bank added to its provision for loan losses $280,000 and $100,000, respectively. During the nine months and quarter ended September 30, 1999, the Bank added $360,000 and $95,000 to its provision for loan losses, respectively.

         As of December 31, 1999, the Bank had $1,262,256 in its allowance for loan losses, representing .99% of outstanding loans receivable. During the nine months ended September 30, 2000 the Bank added $280,000 to the reserve. Loans charged off against the reserve during third quarter of 2000 amounted to $139,087. There were recoveries to previously charged off loans during the nine months ended September 30, 2000 of $14,331. The allowance for loan loss reserve was $1,417,500 at September 30, 2000, representing 1.00% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

         Other real estate owned at September 30, 2000 totaled $532,242. This consists of one property in Drexel Hill, Pennsylvania and one property in West Chester, Pennsylvania. Both properties are currently listed for sale with a realtor and management continues to monitor and evaluate the Bank's exposure on this property. It is management's opinion that minimal losses, if any, are expected.

         NON-INTEREST INCOME

         Other income decreased 7% to $2,318,165 for the nine months ended September 30, 2000, which was primarily comprised of gains on sales of mortgage loans in the secondary market, as compared to $2,504,531 during the same period in 1999. For the quarter ended September 30, 2000, other income increased 33% to $1,018,352 from $766,937 for the quarter ended September 30, 1999. The increase in other income for the quarters and nine months ended September 30, 2000, was due to gains on sales of mortgage loans and increased service charge income on deposit accounts.


         NON-INTEREST EXPENSE

         During the nine months ended September 30, 2000, non-interest expense increased 17% to $7,919,764 as compared to $6,750,031 during the same period in 1999. Of this amount, $4,526,893, or approximately 57%, was attributable to salary and related employee benefits as compared to $3,901,660 or approximately 58% during the first nine months of 1999. For the quarter ended September 30, 2000, non-interest expense totaled $2,805,964 as compared to $2,253,754 during the same quarter of 1999, an increase of 25%. Salary and employee related benefits expense was $1,620,625 for the quarter ended September 30, 2000 as compared to $1,268,722 during the same period in 1999, a 28% increase. The increase in salary and related expenses was due to increased staffing for branch expansion as well as additional corporate staff additions.

         Combined occupancy and equipment expenses for the nine months ended September 30, 2000 were $1,331,210 as compared to $1,047,391, a 27%
         increase, during the same period in 1999. For the quarter ended September 30, 2000, occupancy and equipment expenses were $502,118 as compared to $353,325 for the quarter ended September 30, 1999. The increase was due to annual increases in rent expenses and the lease of additional space for two new branches.

         For the nine months ended September 30, 2000, computer expense totaled $304,269 as compared to $252,568 for the nine months ended September 30, 1999. For the quarter ended September 30, 2000, computer expense totaled $101,962 as compared to $87,132 for the quarter ended September 30, 1999. This increase was due to growth in volume of accounts and transactions processed.

         For the nine months ended September 30, 2000, legal expense totaled $111,912 as compared to $103,441 for the nine months ended September 30, 1999, an 8% increase. For the quarter ended September 30, 2000 legal expenses totaled $40,280 as compared to $34,566 for the quarter ended September 30, 1999. Legal expense includes the expenses incurred related to loans as well as corporate legal needs of the Company.

         For the nine months ended September 30, 2000, business development expenses decreased 8% to $236,362 as compared to $256,715 for the nine months ended September 30, 1999. For the quarter ended September 30, 2000, business development expenses decreased 16% to $68,105 as compared to $80,862 for the quarter ended September 30, 1999. The decreased expense was attributable to less outside business development activities.

         For the nine months ended September 30, 2000, stationary and supplies expense was $164,783 as compared to $152,217 for the nine months ended September 30, 1999. The increase of approximately 8% is due to the assets and volume growth of the Bank. For the quarter ended September 30, 2000, supplies expense was $47,567 as compared to $52,210 for the quarter ended September 30, 1999. The decrease in stationary and supplies expense for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999, is due to the increased supply orders in the third quarter of 1999 to prepare for year 2000 contingency back-up of supplies.

         For the nine months ended September 30, 2000, other operating expenses totaled $1,244,335, or approximately 16% of total other expenses, as compared to $1,036,039, or 15%, during the same period in 1999. For the quarter ended September 30, 2000, these expenses totaled $425,307 as compared to $376,937 for the quarter ended September 30, 1999. Other operating expenses were comprised primarily of business promotional materials, telephone, fidelity insurance premium, shares and loan taxes, ATM expenses, accounting fees, loan expenses, and other nominal miscellaneous expenses, as well as the contra expenses related to FASB 91 costs on loan origination. The increase in other operating expenses are ATM expenses increasing by approximately $24,000, telephone expense increases of approximately $17,000 and loans expense increasing by approximately $37,000. Other expenses increased marginally to the rate of growth and volume of the Bank.

         Income tax expense for the nine months and quarter ended September 30, 2000 was $141,076 and $65,706 as compared to $400,700 and $116,259 for the nine months and quarter ended September 30, 1999. The tax provision decrease is due to the earnings decrease of the Company.


         CAPITAL RESOURCES

         The total number of shares of common stock outstanding on September 30, 2000 was 2,091,320 as compared to 1,747,947 at December 31, 1999.
         During the first nine months ending September 30, 2000, 8,373 shares of common stock were issued in conjunction with the exercise of warrants to one Director and 335,000 shares of common stock issued in conjunction with a private placement to four Directors. (See Item 2. Changes in Securities and Use of Proceeds). The book value per share of the Company's common stock at December 31, 1999 was $5.88, as compared to $6.00 per share at September 30, 2000.

         During the nine month period ended September 30, 2000, the Company's total assets increased by approximately $16,969,367, or approximately 11%, to $172,811,777.

         The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and bank holding companies. The Company's actual ratios at September 30, 2000 and December 31, 1999, respectively, each of which exceeded the levels required to be classified as "adequately capitalized" under applicable regulatory guidelines.

                                             Regulatory     Actual       Actual
         Ratio                                 Minimum     12/31/99      9/30/00
         -----                                 -------     --------      -------
         Qualifying Total Capital to
         Risk Weighted Assets                     8.0%        14.57%      15.53%

         Tier 1 Capital, net of intangibles
         to Risk Weighted Assets                  4.0%        12.16%      13.76%

         Tier 1 Leverage Ratio of Capital to
         Total Adjusted Average Assets            4.0%         8.96%      10.27%

         The Company's capital-to-assets ratio increased from 6.60% as of December 31, 1999 to 7.26% as of September 30, 2000. The increase in the capital-to-assets ratio for the nine months and quarter ended September 30, 2000, was attributable to the Private Placement and issuance of 335,000 shares of common stock (see item 2. Changes in Securities and Use of Proceeds). Management anticipates that its capital-to-assets ratio will decline in future periods as the Company's core assets continue to grow. The Company's average return on equity for the year ended December 31, 1999, was 9.39%; and its return on average assets was .61%. For the nine month period ended September 30, 2000, the Company's average return on equity was 2.46% and its return on average assets was .17%. The significant decrease in the Company's return on average equity and average assets is directly attributable to the increased branch expansion that the Company has planned. This negative impact on earnings should be temporary in nature and will reverse as the branches start growing and obtain a market share in their specific markets and branch expansion is complete.

         The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks. The Bank's actual ratios at September 30, 2000 and December 31, 1999, respectively, each of which exceeded the levels required for a bank to be classified as "adequately capitalized" under applicable regulatory guidelines.

                                              Regulatory     Actual       Actual
         Ratio                                 Minimum      12/31/99      9/30/00
         -----                                 -------      --------      -------
         Qualifying Total Capital to
         Risk Weighted Assets                     8.0%        13.02%       13.82%

         Tier 1 Capital, net of intangibles
         to Risk Weighted Assets                  4.0%        11.92%       12.69%

         Tier 1 Leverage Ratio of Capital to
         Total Adjusted Average Assets            4.0%         9.06%        9.31%

         LIQUIDITY

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Bank's primary sources of funds are deposits, borrowings, amortization and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products consistent with the conservative operating philosophy of its management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement. At September 30, 2000, the Bank had $2,500,000 in borrowed funds.

         The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing certificates of deposits and savings withdrawals and expenses related to general operations of the Bank. At September 30, 2000, the total approved loan commitments outstanding amounted to approximately $18 million. At the same date, commitments under unused lines of credit and the unadvances portion of commercial credit lines amounted to approximately $16,117,336. Certificates of deposit scheduled to mature in one year or less at September 30, 2000 totaled $73,424,029. Investment securities totaled $21,488,950 at September 30, 2000, of which $2,479,714 are scheduled to mature or reprice in one year or less. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

         At September 30, 2000, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $673,900 annually. If rates fell 200 basis points, monthly revenues a year from now would increase approximately $679,800 and a rise in rates by 200 basis points would represent a monthly decrease in revenues a year from now of approximately $642,900. Management believes that any impact will not be significant.

                           PART II - OTHER INFORMATION


ITEM 1   LEGAL PROCEEDINGS

         None.

ITEM 2   CHANGES IN SECURITIES

         (c) On June 28, 2000, the Company sold an aggregate of 175,000 shares of its Common Stock to three Directors for aggregate consideration of $1,006,250. On September 18, 2000 a family trust affiliated with a fourth Director purchased an aggregate of 160,000 shares of its Common Stock for aggregate consideration of $920,000. There were no underwriters involved in connection with the foregoing sales nor were any underwriting discounts or other commissions paid. The Company issued the securities in reliance upon the exemption afforded by
         Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

         None.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         (b) None.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits Filed

                                                                     Page Number in
Exhibit Number                                                 Sequential Numbering System
--------------                                                 ---------------------------
      3            Amended and Restated Articles                            *
                   of Incorporation, as amended, and
                   Amended and Restated Bylaws of
                   the Issuer*

     10            (1)  Amended and Restated Declaration                    *
                        of Trust of Madison Capital Trust I
                        dated July 13, 1998.**
                   (2)  Indenture between Madison Bancshares
                        Group, Ltd. and Christiana Bank and
                        Trust Company), as Trustee, dated
                        July 13, 1998.**
                   (3)  Capital Securities Guarantee between Madison
                        Bancshares Group, Ltd. and Christiana Bank
                        and Trust Company), as Trustee, dated
                        July 13, 1998.**
                   (4)  The amended and restated Madison Bancshares
                        Ltd. 1997 Stock Option Plan. ***



     27            Financial Data Schedule                                  --

--------------------

* Incorporated by reference from the Issuer's Registration Statement on Form S-1 No. 33-27146
**   Incorporated by reference from the Issuer's Quarterly Report on Form
     10QSB for the quarter ended September 30, 1998.
*** Incorporated by reference from the Issuer's Proxy Statement dated April 18, 1997.

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



Date Executed:  November 14, 2000

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                   September 30, 2000     December 31, 1999
                                                                   ------------------     -----------------
ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                     $   6,366,026         $   2,588,835
  Federal funds sold                                                                              500,000
                                                                      -------------         -------------

     Total cash and cash equivalents                                      6,366,026             3,088,835

INVESTMENT SECURITIES:
  Held to maturity (fair value - 2000, $2,570,347;
   1999, $2,567,857)                                                      2,570,047             2,570,106
  Available for sale (amortized cost; 2000, $18,056,563;
   1999, $17,055,709)                                                    17,832,803            16,749,747
  Federal Home Loan Bank Stock                                              762,700               750,000
  Federal Reserve Bank Stock                                                323,400               323,400

LOANS (Net of allowance for loan losses - 2000, $1,417,500;
  1999, $1,262,256)                                                     131,025,725           122,635,380

MORTGAGE LOANS HELD FOR SALE                                              9,160,659             5,418,972

REAL ESTATE OWNED                                                           532,242               577,039

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                      2,001,633             1,661,814

ACCRUED INTEREST RECEIVABLE                                               1,317,577             1,281,928

OTHER ASSETS                                                                918,965               785,189
                                                                      -------------         -------------

TOTAL                                                                 $ 172,811,777         $ 155,842,410
                                                                      =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                 $  23,769,839         $  20,540,071
  Interest-bearing demand deposits                                       14,513,522            12,704,649
  Savings deposits                                                        8,729,255             8,150,269
  Money market deposits                                                  15,401,963            15,205,159
  Time deposits                                                          88,792,367            73,738,315
                                                                      -------------         -------------

     Total deposits                                                     151,206,946           130,338,463

BORROWED FUNDS                                                            2,500,000             9,000,000
GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                       5,000,000             5,000,000

ACCRUED INTEREST PAYABLE                                                  1,407,458               960,268

ACCRUED EXPENSES AND OTHER LIABILITIES                                      146,773               261,148
                                                                      -------------         -------------

     Total Liabilities                                                  160,261,177           145,559,879
                                                                      -------------         -------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 5,000,000 shares;
    issued and outstanding, 0 shares
  Common stock, $1 par value - authorized 20,000,000 shares;
    issued and outstanding, 2000 2,091,320; and 1999 1,747,947            2,091,320             1,747,947
  Capital surplus                                                        10,340,586             8,745,557
  Accumulated earnings (deficit)                                            264,949                (9,038)
  Accumulated other comprehensive income (loss)                            (146,255)             (201,935)
                                                                      -------------         -------------

     Total shareholders' equity                                          12,550,600            10,282,531
                                                                      -------------         -------------

TOTAL                                                                 $ 172,811,777         $ 155,842,410
                                                                      =============         =============

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                                         2000               1999
                                                                     ------------       ------------
Operating activities:
  Net income                                                         $    273,987       $    643,929
  Adjustments for non-cash items included in net income:
    Depreciation and amortization                                         372,241            234,810
    Provision for loan losses                                             280,000            360,000
    Net amortization of bond premium/discount                             (27,317)             9,263
    Amortization of deferred fees & costs, net                            (40,617)          (117,845)
    Gain on sale of mortgages held for sale                            (1,648,604)        (1,966,390)
  Changes in assets and liabilities which provided (used) cash:
     Interest receivable                                                  (35,649)           (18,787)
     Mortgage loans held for resale                                    (2,093,083)        10,162,159
     Other assets                                                        (171,666)          (146,247)
     Accrued expenses and other liabilities                              (114,375)           179,235
     Accrued interest payable                                             447,190            273,178
                                                                     ------------       ------------
Net cash provided by (used in) operating activities                    (2,757,893)         9,613,305
                                                                     ------------       ------------

Investing activities:
  Purchase of investment securities available for sale                  1,000,000        (16,039,698)
  Purchase of investment securities held to maturity                                      (2,200,000)
  Purchase of Federal Home Loan Bank stock                                (12,700)          (198,700)
  Purchase of Federal Reserve Bank stock                                                    (147,000)
  Proceeds from maturity of investment securities
    avilable for sale                                                                        730,000
  Net change in loans to customers                                    (10,629,728)        (5,804,895)
  Purchase of furniture, equipment and leasehold improvements            (674,170)          (194,417)
  Net change in real estate owned                                          44,797            372,184
  Proceeds from maturity of investment held to maturity                                      500,000
                                                                     ------------       ------------
Net cash used in investing activities                                 (10,271,801)       (22,982,526)
                                                                     ------------       ------------

Financing activities:
  Increase in demand, savings and time deposits                        20,868,483          3,748,403
  Increase (decrease) in borrowed funds                                (6,500,000)         5,000,000
  Exercise of stock warrants                                               32,152             24,130
  Issuance of common stock                                              1,906,250
                                                                     ------------       ------------
Net cash provided by financing activities                              16,306,885          8,772,533
                                                                     ------------       ------------

Net increase (decrease) in cash and cash equivalents                    3,277,191         (4,597,688)

Cash and cash equivalents, beginning of period                          3,088,835         15,293,484
                                                                     ------------       ------------

Cash and cash equivalents, end of period                             $  6,366,026       $ 10,695,796
                                                                     ============       ============

Supplemental disclosures of cash flow information:
    Interest paid                                                    $  4,485,028       $  3,650,375
                                                                     ============       ============

    Income taxes paid                                                $    143,000       $    425,000
                                                                     ============       ============

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                FOR THE PERIODS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

                                                               Three Months Ended              Nine Months Ended
                                                          ----------------------------     -----------------------------
                                                             2000             1999             2000              1999
                                                          -----------      -----------     ------------      -----------
Interest income:
  Interest and fees on loans                              $ 3,513,698      $ 3,011,042      $10,140,832      $ 8,853,587
  Interest and dividends on investment securities:
    US Government obligations                                 281,885          140,180          844,937          217,683
    Other securities                                           58,996           70,739          202,836          173,388
    Interest on temporary investments                          15,274           90,453           40,275          329,024
                                                          -----------      -----------      -----------      -----------
                                                            3,869,853        3,312,414       11,228,880        9,573,682
                                                          -----------      -----------      -----------      -----------

Interest expense:
  Interest on:
    Demand deposits                                            61,908           63,129          181,244          186,101
    Savings and money market deposits                         205,436          193,049          547,374          563,237
    Time deposits                                           1,374,252          932,783        3,541,813        2,804,059
    Federal funds purchased & other borrowings                 39,293           32,656          324,287           32,656
    Preferred trust securities                                112,500          112,500          337,500          337,500
                                                          -----------      -----------      -----------      -----------
                                                            1,793,389        1,334,117        4,932,218        3,923,553
                                                          -----------      -----------      -----------      -----------

Net interest income before provision for loan losses        2,076,464        1,978,297        6,296,662        5,650,129
Provision for loan losses                                     100,000           95,000          280,000          360,000
                                                          -----------      -----------      -----------      -----------
Net interest income after provision for loan losses         1,976,464        1,883,297        6,016,662        5,290,129
                                                          -----------      -----------      -----------      -----------

Other noninterest income:
  Gain on sale of mortgage loans                              775,257          605,680        1,648,604        1,966,390
  Service charges on deposit accounts                         233,293          157,923          572,691          475,010
  Other                                                         9,802            3,334           96,870           63,131
                                                          -----------      -----------      -----------      -----------
     Total noninterest income                               1,018,352          766,937        2,318,165        2,504,531
                                                          -----------      -----------      -----------      -----------

Other noninterest expenses:
  Salary and employee benefits                              1,620,625        1,268,722        4,526,893        3,901,660
  Occupancy                                                   343,965          232,643          918,929          718,043
  Equipment                                                   158,153          120,682          412,281          329,348
  Computer processing                                         101,962           87,132          304,269          252,568
  Deposit insurance                                             8,649            8,324           18,984           35,098
  Legal                                                        40,280           34,566          111,912          103,441
  Professional fees                                            21,000           13,850           61,675           39,325
  Business development                                         68,105           80,862          236,362          256,715
  Office and stationary supplies                               47,567           52,210          164,783          152,217
  Advertising                                                  13,752           19,206           84,747           50,165
  Director fees                                                35,875           31,900           94,450          103,150
  Amortization of debt issuance costs                          12,630           12,630           37,890           37,890
  Other operating                                             333,401          291,027          946,589          770,411
                                                          -----------      -----------      -----------      -----------
     Total noninterest expenses                             2,805,964        2,253,754        7,919,764        6,750,031
                                                          -----------      -----------      -----------      -----------

Income before income taxes                                    188,852          396,480          415,063        1,044,629
Provision for income taxes                                     65,706          116,259          141,076          400,700
                                                          -----------      -----------      -----------      -----------
Net income (loss)                                         $   123,146      $   280,221      $   273,987      $   643,929
                                                          ===========      ===========      ===========      ===========

Net income per common share - basic                       $      0.06      $      0.16      $      0.15      $      0.37
                                                          ===========      ===========      ===========      ===========
Net income per common share - diluted                     $      0.06      $      0.16      $      0.15      $      0.35
                                                          ===========      ===========      ===========      ===========

Weighted average number of shares - basic                   1,950,450        1,724,436        1,822,654        1,722,387
                                                          ===========      ===========      ===========      ===========

Weighted average number of shares - diluted                 2,000,006        1,807,287        1,863,204        1,816,720
                                                          ===========      ===========      ===========      ===========

                 See notes to consolidated financial statements

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000


1.       Basis of presentation:

         The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with generally accepted accounting principles. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three and nine month period ended September 30, 2000 is not necessarily indicative of the results which may be expected for the entire fiscal year.


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


4.       Private Placement:

         On June 28, 2000, the Company issued 175,000 shares of common stock and on September 18, 2000 the Company issued 160,000 shares of common stock at a market price of $5.75 per share in connection with a private placement offering. This offering resulted in an increase of $1,906,250 in additional capital for the period ended September 30, 2000.


5.       Comprehensive Income:

         The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, effective January 1, 1998. The statement requires disclosure of amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity. Comprehensive income for the three and nine month periods ended September 30, 2000 was $226,208 and $329,667, respectively. Comprehensive income for the three and nine month periods ended September 30, 1999 was $266,928 and $597,897, respectively.