Form 10KSB
period 2000-12-31
MADISON BANCSHARES GROUP LTD
filed 2001-03-30
CIK 846809

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                       ----------------------------------

                                   Form 10-KSB

(Mark One)

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

For the fiscal year ended December 31, 2000.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

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

Issuer's telephone number, including area code: (215) 641-1111

Securities registered pursuant to Section 12(b) of the Act: None.

  Title of Each Class                  Name of Each Exchange on Which Registered
  -------------------                  -----------------------------------------

------------------------------         -----------------------------------------

------------------------------         -----------------------------------------

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

YES |X|         |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.

|_|

      State the Issuer's revenues for its most recent fiscal year. $17,238,256

      State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. $11,059,830 based on the average of the bid and asked on the National Association of Securities Dealers Automated Quotation System on March 23, 2001.*

      State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest publication date. 2,091,320 as of March 24, 2001.

      Transitional Small Business Disclosure Format (check one). YES |_| NO |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Proxy Statement to be utilized in connection with the Issuer's 2001 Annual Meeting of Shareholders are incorporated by reference into
Part III hereof.

----------

* Excluded from such market value computation are the approximately 616,676 issued and outstanding shares representing warrants and options held by executive officers and directors of Issuer and its subsidiary. The shares underlying such warrants and options may be deemed to be beneficially owned by such persons.

EXHIBIT INDEX APPEARS ON PAGE 51 IN SEQUENTIAL NUMBERING SYSTEM OF THIS FORM 10-KSB

                               PAGE ____ OF _____

                                         MADISON BANCSHARES GROUP, LTD.

                                                  Form 10-KSB

                                                     INDEX

PART 1                                                                      Page
                                                                            ----
Item 1    Description of Business........................................     4
Item 2    Description of Property........................................     7
Item 3    Legal Proceedings..............................................     7
Item 4    Submission of Matters to a Vote of Security Holders............     7

PART II

Item 5    Market for Common Equity and Related
          Stockholder Matters............................................     8
Item 6    Management's Discussion and Analysis of Financial
          Condition and Results of Operations............................    12
Item 7    Financial Statements...........................................    24
Item 8    Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure............................    51

PART III

Item 9    Director, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act..............    51
Item 10   Executive Compensation.........................................    51
Item 11   Security Ownership of Certain Beneficial Owners and
          Management.....................................................    51
Item 12   Certain Relationships and Related Transactions.................    51
Item 13   Exhibits and Reports on Form 8-K   ............................    51

                                     PART I

ITEM 1 Description of Business

      MADISON BANCSHARES GROUP, LTD

      Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding Company registered under the Bank Holding Company Act of 1956, as amended. It was incorporated under the laws of the Commonwealth of Pennsylvania on May 31, 1988. The Company became a bank holding Company on August 8, 1989 when it consummated the acquisition of all of the capital stock to be issued of The Madison Bank (the "Bank") in connection with the Bank's formation. The Company provides banking services through the Bank and does not engage in any activities other than banking and related activities. The Company's principal executive offices are located at The Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, PA 19422. Its telephone number at such location is (215) 641-1111. At present, the Bank has nine branch offices.

      As of the date hereof, the Company and the Bank have a total of 105 employees.

      MADISON BANK

      The Bank, the Company's sole subsidiary, commenced operations on August 16, 1989. The Bank is a commercial bank, chartered pursuant to the laws of the Commonwealth of Pennsylvania and is a member of the Federal Reserve System. The deposits held by the Bank are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC"). The regulatory agency with principal responsibility for oversight of the Company and the Bank is the Federal Reserve Board.

      The Bank conducts retail and commercial banking through its branch offices located at 1767 Sentry Parkway West, Blue Bell, PA, 202 West Ridge Pike, Conshohocken, PA , 1380 Skippack Pike, Center Square, PA, 600 West Lancaster Avenue, Strafford, PA, 100 West Main Street, Century Plaza, Suite 100, Lansdale, PA, 8000 Verree Road, Philadelphia, PA, 100 Gibraltar Road, Horsham, PA, Route 413 and Doublewoods Road, Langhorne, PA and 101 Old York Road, Jenkintown, PA, offering a broad range of consumer and commercial banking services. The Bank opened the West Ridge Pike office in September, 1991, the Center Square office in October, 1995, the Strafford office in August, 1996, the Lansdale office in August, 1997, the Northeast office in June, 1998, the Horsham office in December, 1999, Langhorne office in February, 2000 and the Jenkintown office in January, 2001. As of December 31, 2000 and 1999, the Bank held deposits totaling $151,396,140 and $130,338,463, respectively, including deposits of the Company. As of the same dates, the Bank had gross loans receivable of $145,813,912 and $129,652,578 (inclusive of residential loans held for sale), respectively. The majority of such loans were made for commercial purposes.

      As of December 31, 2000 and 1999, the Company had total assets of $176,458,304 and $155,842,410 and total shareholders' equity of $11,695,071 and $10,282,531, respectively. Investments amounted to $19,206,142 at year end 2000, of which $18,636,115 were classified as available for sale with the remaining balance classified as held to maturity. Investments amounted to $19,319,853 at the end of 1999, of which $16,749,747 were classified as available for sale and the balance classified as held to maturity.

      The Bank's branch offices serve an area that encompasses an eight mile radius. The addition of the Horsham and Langhorne branches strengthens the Bank's visibility in Montgomery and Bucks Counties and enhances the Bank's ability to meet the needs of the communities it serves. These added offices expand the Bank's presence within the five county regions. The Bank currently offers services to residents of approximately 109 Townships/Boroughs.

      The Bank offers a broad range of consumer and commercial deposit banking services including checking accounts for small to midsize businesses, personal interest bearing and non-interest bearing checking accounts, money market deposit accounts, savings accounts, certificates of deposits and Individual Retirement Accounts.

      The Bank also offers many ancillary products to its commercial customers such as escrow accounts, investment sweep, merchant services and corporate credit cards.

      Additional personal services include travelers checks, safe deposit boxes, VISA debit card and automated teller network access.

      In 2000, the Bank began offering its Internet banking product to consumer customers. The banking product allows accountholders to pay bills, transfer funds and gather account information from the convenience of a home computer. The Bank is looking to expand this service to accommodate small businesses.

      The Bank offers a broad range of loan and credit facilities to the businesses and residents of its service area, including secured and unsecured loans, home improvement loans, mortgages and home equity lines of credit. The Bank has an in-house mortgage department to better service mortgage applications.

      The Bank stresses loan quality. Management attempts to minimize the Bank's credit risk through loan application evaluation, approval and post-funding monitoring procedures.

      The Bank is a state-chartered bank, a member of the Federal Reserve System and is FDIC insured. The Federal Reserve Board, the FDIC and federal and state law extensively regulate various aspects of the banking business, including, but not limited to, permissible types and amounts of loans, investment and other activities, capital adequacy, branching, interest rates on loans and the safety and soundness of banking practices.

      Any Federal Reserve member bank that does not operate in accordance with, or conform to, Federal Reserve Board regulations, policies and directives may be sanctioned for non-compliance. For example, proceedings may be instituted by the Federal Reserve Board against any bank which, or any director, officer or employee thereof who, engages in unsafe and unsound banking practices. Such practices include the violation of applicable laws and regulations. As noted above, the FDIC has the authority to terminate insurance of deposit accounts pursuant to procedures established for that purpose.

      As a consequence of the extensive regulation of commercial banking activities in the United States, the business of the Bank and the Company may be impacted by changes in federal and state legislation and regulations.

      COMPETITION

      There is substantial competition among financial institutions in the Bank's service areas for deposits and loan customers. The Bank competes with new and established local commercial banks, as well as numerous Philadelphia and regionally-based commercial banks. In addition, the Bank competes directly and indirectly with savings banks, savings and loan associations, finance companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, mortgages, consumer and commercial loans, as well as its other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credits, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

      Many of the financial institutions with which the Bank competes have established depositor and borrowing relationships, greater financial resources, a wider range of deposit and credit instruments, and greater depth of management. The Bank is subject to potential additional competition from new branch banks which could open in its trade areas.

      In addition, there are banks and other financial institutions which serve surrounding areas and out-of-state financial institutions which currently, or in the future, may compete in the Bank's market. The Bank competes to attract deposits and loan applications both from customers of existing institutions and from customers new to its service areas.

ITEM 2 Description of Property

      The Company leases approximately 13,381 total square feet on the first floor and 3,355 total square feet on the second floor for its mortgage department operations of The Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, Pennsylvania, (the "Building"). Of the 13,381 square feet of space on the first floor, 3,381 square feet was leased by the Company on February 1, 1996 and an additional 1,400 square feet leased by the Company on January 21, 1997. The leased space is occupied by both the Company and the Bank and serves as the Bank's primary banking location. The space contains a banking area, lobby, operations center and a vault together with administrative and executive offices. The Bank's space also includes a drive-thru banking facility and an automated walk-up teller machine. The Company exercised its second five year renewal option of its lease, beginning January 1, 2000, and base rental payments increased to $164,700 per annum. The Lease provides for a redecoration allowance based on $5.00 per square foot or the sum of $45,395 for each option term which was paid to the Bank in February, 2000. In addition to the base rents referred to above, the Company is required to pay its pro rata share of the Building's operating costs, including real estate taxes, water and sewer charges, equipment maintenance charges, exterior maintenance and upkeep, common area electric charges, trash removal, and certain other similar items. For 2000, the amount of such expenses was $41,742. The maximum allocable portion of the Building's operating costs will be approximately $45,612 for 2001. The additional 3,381 square feet are leased at an annual rate of approximately $84,525 for 2001 and increases up to a maximum of $98,894 in year 2005. The additional 1,400 square feet are leased for approximately $35,025 in year 2001 and increases up to a maximum of $40,974 in year 2005. The second floor space of 3,355 square feet was leased at an annual rate of approximately $70,722 and increases to $77,354 through November 30, 2001.

      The Bank also leased space in 2000 for branch banking facilities at the following locations and through the years indicated in parentheses: (i) 2,800 square feet in Horsham, Pennsylvania (2009) (ii) 3,965 square feet in Lansdale, Pennsylvania (2007), (iii) 3,000 square feet in Strafford, Pennsylvania (2006); (iv) 3,600 square feet in Center Square, Pennsylvania
      (2005), (v) 3,620 square feet in Conshohocken, Pennsylvania (2001), (vi) 2,800 square feet in Horsham, Pennsylvania (2009) and (vii) 2,400 square feet in Langhorne, Pennsylvania (2009). The aggregate annual rent for the space leased for branch banking facilities is $814,041 and is subject to annual increases. The Bank is also responsible for its allocable share of operating costs for such space.

ITEM 3 Legal Proceedings

      The Company and the Bank are involved from time to time in legal proceedings arising in the ordinary course of business. In the opinion of management, no pending proceedings will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4 Submission of Matters to a Vote of Security Holders

      NONE.

      PART II

ITEM 5 - Market for the Registrant's Common Stock and Related Stockholder
         Matters

      The common stock of the Company is traded on the NASDAQ SmallCap Market. As of March 23, 2001, there were approximately 238 holders of record of the Company's common stock.

      The high and low bid prices for the Company's common stock during each quarter of the last two fiscal years as reported on the NASDAQ Small Cap Market were as follows:

                                               2000
                          1st Qtr      2nd Qtr        3rd Qtr         4th Qtr
                          -------      -------        -------         -------
High Bid                     6          8-3/8          7-7/8           5-7/16

Low Bid                      5          5-3/4          6-3/16          4



                                               1999
                          1st Qtr      2nd Qtr        3rd Qtr         4th Qtr
                          -------      -------        -------         -------
High Bid                     10            10          8-3/4           7-7/16

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

                                  RISK FACTORS

      You should consider carefully the following risks that could occur in the Company's business and cause its financial condition and/or results of operations to suffer. The risk factors below do not necessarily appear in order of importance. The risks and uncertainties described below are not the only ones the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair its business operations.

      The Company faces strong competition

      The financial services industry is highly competitive and is rapidly evolving, both on-line and through traditional channels. The Company faces strong competition from more established providers of direct-marketed savings and investment products, such as Wells Fargo, First Union and E-Trade. The Company also faces competition from traditional banks and non-bank financial institutions, many of which are adopting or have adopted their own Internet strategies. Additionally, new competitors and competitive factors are likely to emerge, particularly in light of the rapid development of the Internet and electronic commerce and the relatively low barriers to entry. As a consequence, other financial services companies may be able to adopt strategies similar to the Company's with relative ease. Most competitors have financial and other resources greater than the Company's and have other competitive advantages. There can be no assurance that the Company will be able to continually successfully compete with its competitors.

      The following competitive factors are of particular importance to the Company's success and profitability:

            o     price competition for deposits and borrowings;

            o     introduction of new products by us and our competitors;

            o     changes in the mix of products and services we offer.

      Network and computer systems could fail, which could adversely affect the business

      The Company's computer system and network infrastructure could be vulnerable to unforeseen problems. Because the Company outsources several critical functions to third parties, its operations depend on its ability, as well as that of the third party service providers, to protect its computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Customers may become dissatisfied by any system failure that interrupts the Company's ability to provide its services to them. To the extent that that the Company does not effectively address any capacity constraints or system failures, its customers could seek other providers of banking services. Any damage or failure that causes interruptions in the Company's operations, could materially adversely affect its business, financial condition, results of operations and cash flows.

      Security could be breached, which could damage the Company's reputation and deter customers from using its services

      The Company must protect its computer systems and network from physical break-ins, security breaches and other disruptive problems caused by the Internet or other users. Computer break-ins could jeopardize the security of information stored in and transmitted through its computer systems and network, which would likely adversely affect its ability to retain or attract customers, could damage its reputation and could subject it to litigation. Although the Company relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmissions of confidential information, and although the Company intends to continue to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. If any compromise of the Company's security were to occur, it could have a material adverse effect on its business, financial condition, results of operations and cash flows.

      Rapidly changing technologies may cause the Company to delay introduction of new products, services and enhancements, which may result in a loss of existing customers or a failure to attract new customers

      The Company's future success will depend on its ability to adapt to rapidly changing technologies. The Company also will have to enhance existing products and services and develop and introduce a variety of new products and services to address its customers' changing demands. If the Company is unable to develop and bring additional products and services to market in a timely manner, they could lose market share to competitors who are able to offer these services, which could materially adversely affect its business, financial condition, results of operations and cash flows.

      The Company receives essential technical and customer service support from third-party providers. The Company outsources web-hosting, check processing, check imaging, electronic bill payment, home banking through the Internet, statement rendering services and other additional services to third party vendors. If one of its third party service providers terminates its agreement with them and they are unable to replace such provider with another service provider, its operations may be interrupted. If an interruption were to continue for a significant period of time, its business, financial condition, results of operations and cash flows could be materially adversely affected.

      The Company's competitive position depends on its ability to attract and retain key employees

      The operations of the Company to date have been largely dependent on existing management. The loss to the Company of one or more of its existing executive officers, including Vito A. DeLisi, President and

      Chief Executive Officer, Thomas J. Coletti, Executive Vice President and
      E. Cheryl Hinkle, Chief Financial Officer, could have a material adverse effect on its business and results of operations. The Company has entered into one year employment agreements with the executive officers of the Company and the Bank. If they lose the services of Messers. DeLisi or Coletti or Ms. Hinkle, or if they are unable to attract additional qualified employees, its business would likely be adversely affected.

      Changes in interest rates could adversely affect the Company

      Like most financial institutions, the Company's results of operations are primarily dependent on net interest income. Net interest income results from the "margin" between interest earned on interest-earning assets, such as investments and loans, and interest paid on interest-bearing liabilities, such as deposits and borrowings.

      Interest rates are highly sensitive to many factors that are beyond the Company's control. Some of these factors include: governmental monetary policies; inflation; recession; unemployment; the money supply; domestic and international economic and political conditions; and domestic and international crises. Changes in interest rates could have adverse effects on the Company's operations. Historically, the Company has relied on short-term and institutional deposits as a source of funds, and they will continue to rely on these types of deposits. The ability of the Company to retain these deposits is directly related to the rate of interest paid by the Company. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, in a particular period of time, a significant increase in interest rates could adversely impact its net interest income. Changes in interest rates could adversely affect:

            o     the volume of loans the Company originates;
            o the value of other interest-earning assets, particularly loans and the fixed rate debt instruments in its investment securities portfolio;
            o     loan repayments and prepayments.

      The Company's commercial lending activity exposes it to credit risks

      The Company is engaged in a variety of lending activities which generally involve significant uncertainties and risks, including changing economic conditions and interest rates. In addition, some of the activities of the Company in the residential mortgage lending involve real estate. Accordingly, the Company's operating performance is subject to and affected by many of the risks typically related to real estate lending, including borrower default, foreclosure, liquidation, significant declines in the value of properties that secure loans as well as environmental hazards. In addition, the Company's loan portfolio is concentrated in its local market area which consists of the northern and western suburbs of Philadelphia and Montgomery County, Pennsylvania. As a result, a decline in the general economic conditions in the Philadelphia region or Montgomery County could have a material adverse effect on the Corporation.

      Increases in the Company's reserve coverage for loan losses would adversely affect its business

      Industry experience indicates that a portion of the Company's loans will become delinquent and a portion of the loans may require partial or entire charge-off. The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral. The Company's management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses for specific loans when their ultimate collectibility is considered questionable and, for other loans, based upon a percentage of the outstanding balances. Because certain lending activities involve greater risks, the percentage applied to specific loan types may vary. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the regulatory authorities require the Company to increase its allowance for loan losses, the Company's earnings could be significantly and adversely affected.

      As of December 31, 2000, the allowance for loan losses amounted to 1.00% of total loans receivable, including non-accrual loans. The Company actively manages its non-performing loans in an effort to minimize credit losses and monitors its asset quality to maintain an adequate allowance for loan losses. As its loan growth has increased, the Company has increased its allowance for loan losses. The Company believes that such allowance is adequate; however, future additions to the allowance in the form of the provision for loan losses may be necessary due to changes in economic conditions and the growth and performance of the Company's loan portfolio.

      The Company is vulnerable to unfavorable economic conditions

      The Company's operating expenses have been increasing in recent years due primarily to the Company's determination to expand its branch network. Many of the its current business activities are relatively new and have incurred in recent periods, and will continue to incur, start up costs and expenses. As a consequence, the Company's efficiency ratio is higher than many other financial institutions and its peer group. Although the Company has made progress in improving its efficiency, it expects that its efficiency ratio will continue to exceed that of its peer group until its various business activities are more fully developed.

      The Company needs to maintain adequate capital to support its anticipated growth

      The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent that its operations expand, the Company will be required to support such growth by increasing its capital to acceptable regulatory levels. The Company expects its operations, including its asset base, to grow substantially as a result of expanding its branches and banking strategies. Accordingly, the Company may need to raise additional capital in the future to support its operations should they continue to expand. This may be accomplished through the sale and issuance of additional shares of the Company's common stock. There is no assurance that the Company will be able to raise additional capital when needed. If the Company cannot raise additional capital when needed, its business, financial condition, results of operations, capital levels and cash flows will be materially adversely affected. Should the Company choose to raise capital through the sale of its common stock, such action would dilute the ownership and voting power of the outstanding shares and reduce the portion of any dividend and liquidation proceeds payable to the holders of the common stock.

      The Company could be adversely affected by government regulation

      The Company is subject to a complex body of federal and state banking laws and regulations which are intended primarily for the protection of depositors. Governmental or regulatory authorities could revise existing regulations or adopt new regulations at any time. Certain revisions could subject the Company to more demanding regulatory compliance requirements and could thereby adversely affect its ability to conduct, or the cost of conducting, business. Legislation and regulatory initiatives containing wide-ranging proposals for altering the structure, regulation and competitive relationships of financial institutions are introduced regularly. The Company cannot predict whether or what form of proposed statute or regulation will be adopted or the extent to which such adoption will affect its business. Furthermore, given the rapid expansion of the electronic commerce market, many regulatory bodies are adopting measures to ensure that their regulations are keeping pace. Any proposed laws, rules and regulations could force the Company to comply with more complex and perhaps more burdensome regulatory requirements, which could materially adversely affect its business, financial condition, results of operations and cash flows.

ITEM 6 Management's Discussion and Analysis of Financial Condition and Results of Operations

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

            CAPITAL RESOURCES

      In May, 1998, a 20% stock dividend was declared, resulting in the issuance of 259,040 additional shares of common stock being issued. Also, a total of 50,205 shares were exercised in 1998 in conjunction with stock options. In September, 1999, 156,648 additional shares of common stock were issued in conjunction with a 20% stock dividend. In addition to the dividends issued, a total of 79,486 options and warrants were exercised. At December 31, 1999, the common stock outstanding was 1,747,947 shares compared to 2,091,320 shares at December 31, 2000. On February 8, 2000, the Company received commitments to purchase, in a private placement to its Board of Directors, 335,000 shares of its common stock. All of the shares were purchased in June and September, 2000 and the private placement raised additional capital (after legal expenses) of $1,896,996. The increase in the common stock outstanding was also the result of 8,373 warrants being exercised. The book value per share of the Company's common stock at December 31, 2000, 1999, and 1998 was $5.59, $4.91 and $4.52,
      respectively, after giving retroactive effect to the issuance of stock dividends and options exercised and the private placement.

      The charts below present risk weighted assets and various capital ratios applicable to state-chartered, Federal Reserve member banks and bank holding companies. The requirements are compared to the Company's actual ratios at December 31, 2000, which exceeded the levels required to be "well capitalized" under applicable Federal Deposit Insurance Corporations' regulations.

--------------------------------------------------------------------------------------
                                                  RISK WEIGHTED CATEGORY
--------------------------------------------------------------------------------------
Risk Weighted Assets                   0%         20%        50%       100%      Total

Loans                                                   $59,296   $ 86,190    $145,486
Securities available for sale   $  3,082    $ 15,040                            19,722
Securities held to maturity                      570                 1,600         570
Federal funds sold                                 0                                 0
Cash and due from banks            6,367         520                             6,887
Other assets                                                         5,154       5,154
                                ------------------------------------------------------
--------------------------------------------------------------------------------------
Category totals                    9,449      16,130     59,296     92,944     177,819
--------------------------------------------------------------------------------------
Off balance-sheet items (risk
  weighted)                                       11
--------------------------------------------------------------------------------------
Total risk-weighted assets      $      0    $  3,228    $29,648   $ 92,944    $125,820
======================================================================================

Average total assets            $176,938

--------------------------------------------------------------------------------------


-------------------------------------------------------------------------
Capital                                        Tier 1    Tier 2     Total
-------------------------------------------------------------------------
Shareholders' equity (inclusive of  trust
  preferred securities eligible for Tier 1)   $15,961             $15,961
Allowance for loan losses and trust
  preferred                                             $ 2,371     2,371
                                              =======   =======   =======
-------------------------------------------------------------------------
Total capital                                 $15,961   $ 2,371   $18,332
=========================================================================

--------------------------------------------------------------------------

                                           Regulatory
                                            Minimum     Actual       Actual
Ratio                                       12/31/00   12/31/00     12/31/99
-----                                       --------   --------     --------

Qualifying Total Capital
to Risk Weighted Assets                       8.0%       14.57%       14.57%

Tier 1 Capital to Risk Weighted
Assets                                        4.0%       12.69%       12.16%

Tier 1 Ratio to
Total Adjusted Average Assets                 4.0%        9.02%        8.96%

      The Company's capital-to-assets ratio increased from 6.60% as of December 31, 1999 to 6.63% at December 31, 2000. The slight increase in the capital-to-assets ratio was due to the Company's ability to successfully raise $1,896,996 in additional capital in a private placement offering. This increase was partially affected by an increase in the assets of the Company of approximately 13% and a loss was incurred for the year. The Company's return on average equity for 2000 was (4.22)% and for 1999 was 9.39%; and its return on average assets was (0.27)% for 2000 as compared to 0.61% for 1999. The decrease in the Company's return on equity and return on assets from 1999 to 2000 was directly attributable to decreased net income. (See "Management's Discussion and Results of Operations.") For information concerning the Bank's capital ratios, see footnote 17 of the Company's financial statements.

      The following table sets forth certain information from the Company's average consolidated statement of financial condition and reflects the weighted average yield on its assets and weighted average cost of its liabilities for the periods ended December 31, 2000 and 1999. Such yields and costs were derived by dividing actual income or expense by the monthly average balance of assets or liabilities, respectively, for the respective period, and exclude unrecorded interest income related to non-accrual loans.

                                                                  2000                                      1999
                                                                  ----                                      ----
                                                             (in thousands)                             (in thousands)
                                                  Average                        Yield       Average                         Yield
                                                  Balance       Interest          Cost       Balance       Interest          Cost
Assets
Interest-earning assets:
    Loans receivable (includes
    mortgage loans held for sale)                 $134,483      $ 13,547         10.07%      $123,628      $ 12,037          9.74%
    Other investments                               20,195         1,418          7.02         11,255           302          2.68
    Federal funds sold                                 733            43          5.87
                                                  --------      --------          ----       --------      --------          ----
                                                                                                7,880           370          4.70

Total interest-earning assets                     $155,411      $ 15,008          9.66       $142,763      $ 12,709          8.90
Non-interest-earning assets                         11,052                                      8,309
                                                  --------      --------          ----       --------      --------          ----

       Total assets                               $166,463                                   $151,072
                                                  ========                                   ========

Liabilities & Shareholders' Equity:
Interest-bearing liabilities:
    Demand interest-bearing                       $ 14,167      $    245          1.73       $ 12,624      $    249          1.97
    Money market & savings                          25,424           762          3.00         26,943           754          2.80
    Other time deposits                             82,312         4,939          6.00         71,933         3,810          5.30
    Borrowed funds                                   6,038           371          6.14          2,444           139          5.69
    Preferred trust                                  5,000           450          9.00          5,000           450          9.00
                                                  --------      --------          ----       --------      --------          ----

Total interest-bearing liabilities                 132,941         6,767          5.09        118,944      $  5,402          4.54
Other liabilities                                   23,033                                     22,272
                                                  --------      --------          ----       --------      --------          ----

Total liabilities                                  155,974                                    141,216
Shareholders' equity                                10,489                                      9,856
                                                  --------                                   --------
Total liabilities and shareholders'
   equity                                         $166,463                                   $151,072
                                                  ========                                   ========
Net interest income/rate spread                                 $  8,241          4.57%                    $  7,307          4.36%
                                                                ========          ====                     ========          ====
Net interest Margin                                                               5.30%                                      5.12%
                                                                                  ====                                       ====

      The following table analyzes the rate/volume variances between the Bank's interest-earning assets and interest-bearing liabilities for fiscal years 2000 compared to 1999 and 1999 compared to 1998. For each category of interest-bearing assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes to rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                                 YEAR ENDED DECEMBER 31

                                                                2000 vs. 1999                             1999 vs. 1998
                                                                -------------                             -------------
                                                                (in Thousands)                            (in Thousands)

                                                      Volume          Rate         Total        Volume         Rate         Total
                                                      ------          ----         -----        ------         ----         -----
Interest income:
   Loan portfolio (includes mortgages
     held for sale)                                  $   1,117     $     393     $   1,510     $   1,247    $     283     $   1,530
   Other investments                                       368           748         1,116           242         (176)           66
   Federal funds                                          (401)           74          (327)           74          (56)           18
                                                     ---------     ---------     ---------     ---------    ---------     ---------

Total interest earning assets                            1,084         1,215         2,299         1,563           51         1,614
                                                     ---------     ---------     ---------     ---------    ---------     ---------

Interest expense:
   Demand interest - bearing                               488          (492)                         67           (7)           60
   Money market & savings                                  (44)           52                         141          (27)          114
   Other time deposits                                   1,473          (344)                        161         (270)         (109)
   Borrowed funds                                          232                                       139                        139
   Preferred trust                                     101,111      (101,111)                        225                        225
                                                     ---------     ---------     ---------     ---------    ---------     ---------

Total interest bearing liabilities                     103,260       101,895         1,365           733         (304)          429
                                                     ---------     ---------     ---------     ---------    ---------     ---------

Net change in net interest income                    $(102,176)    $ 103,110     $     934     $     830    $     355     $   1,185
                                                     =========     =========     =========     =========    =========     =========

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

      Interest rate sensitivity is measured by the difference between interest-earning assets and interest-bearing liabilities which mature or reprice within a specific time interval (the "Gap"). A positive Gap indicates that interest-earning assets exceed interest-bearing liabilities within a given interval. A positive Gap position results in increased net interest income when rates increase and the opposite when rates decline.

      At December 31, 2000, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $17,692. If rates fell 200 basis points, monthly revenues a year from now would increase approximately $19,403, and a rise in rates by 200 basis points would represent a monthly loss in revenues of approximately $15,040.

      Management attempts to structure the balance sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

      The following table represents the interest rate sensitivity of the Company as of December 31, 2000 by listing major categories of interest-sensitive assets and compares them to interest-sensitive liabilities for various time periods. The repricing intervals primarily are determined by the first opportunity for the Company to change the interest rate on the subject instrument. The table shows the difference between interest-sensitive assets and interest-sensitive liabilities, or Gap, for each repricing interval and a cumulative Gap and certain calculations based on such information.

                        Interest Ratio Sensitivity Report
                             As of December 31, 2000
                             (Dollars in Thousands)

                                              1-90           91-180          181-365           1-5         5 Years
                                              days            days             days           years        and over         Total
                                              ----            ----             ----           -----        --------         -----
Interest-Sensitive Assets
Federal Funds Sold                          $       0       $       0       $       0       $       0      $       0      $       0
Loans                                          64,007           3,564           9,375          48,177         20,691        145,814
Interest-Bearing Balances                           0               0               0               0              0              0
Investment Securities Held
   For Sale                                       999           1,500           1,000           8,555          7,668         19,722
Investment Securities Held
   For Maturity                                     0               0               0             400            170            570
                                            ---------       ---------       ---------       ---------      ---------      ---------

Totals                                      $  65,006       $   5,064       $  10,375       $  57,132      $  28,529      $ 166,106

Cumulative Total                            $  65,006       $  70,070       $  80,445       $ 137,577      $ 166,106      $ 166,106

Interest-Sensitive Liabilities
Demand-Interest-bearing                     $  15,859       $       0       $       0       $       0      $       0      $  15,859
Savings Accounts                                8,654               0               0               0              0          8,654
Money Market Accounts                          17,355               0               0               0              0         17,355
Time Deposits                                  21,025          27,299          16,675          15,771          4,687         85,457
Borrowed Funds                                  7,000               0               0               0              0          7,000
Trust                                               0               0               0               0          5,000          5,000
                                            ---------       ---------       ---------       ---------      ---------      ---------

Totals                                      $  69,893       $  27,299       $  16,675       $  15,771      $   9,687      $ 139,325

Cumulative Totals                           $  69,893       $  97,192       $ 113,867       $ 129,638      $ 139,325      $ 139,325

Gap                                         $  (4,887)      $ (22,235)      $  (6,300)      $  41,361      $  18,842      $  26,781

Cumulative Gap                              $  (4,887)      $ (27,122)      $ (33,422)      $   7,939      $  26,781      $  26,781

Interest-sensitive assets/
Interest-sensitive liabilities
   (cumulative)                                  0.93            0.72            0.71            1.06           1.19           1.19

Cumulative Gap/total earning
   assets                                          (3%)           (16%)           (20%)             5%            16%            16%

Total Earning Assets                                        $ 166,106

      Liquidity management allows a financial institution to meet its potential cash need, at reasonable rates from a variety of sources. Management monitors projected and current cash flows to maintain adequate levels of liquidity. Management believes that the utilization of core deposits, maturing existing earning assets, such as securities, and relatively short-term borrowings are the most appropriate approach to meet the Bank's liquidity needs. As a result of such liability repricing, management has been able to adjust for such slight declines during the first 90 days from which interest rates changed, with little effect on net interest income. During 2000, the Company's net interest spread was maintained at approximately 4.57%, as compared to 4.36% in 1999.

      RESULTS OF OPERATIONS

      LOANS - As of December 31, 2000, the Bank had loans outstanding, totaling $135,908,413, excluding residential mortgage loans held for sale. The Bank grants loans to customers in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

      The Bank manages asset quality through diversification in its loan portfolio and adherence to its credit policy. Management strives to identify loans experiencing difficulty to recognize non-performing loans in a timely manner, to record charge-offs promptly based on realistic assessments of current collateral values and the borrower's ability to repay, and to maintain adequate reserves to cover any inherent losses in the loan portfolio.

      ALLOWANCE FOR LOAN LOSSES - At December 31, 2000, the Bank's allowance for loan losses equaled approximately 1.00% of outstanding loans receivable, including non-accrual loans. As of December 31, 1999, the allowance for loan loss equaled approximately 1.02% of outstanding loans, including non-accrual loans. As of December 31, 1998, the Bank's allowance for loan losses equaled approximately .96% of outstanding loans receivable, including non-accrual loans. The chart below shows an analysis of the allowance for loan losses for the years ended December 31, 2000, 1999 and 1998. Management believes, based upon current economic conditions that the reserve is adequate to absorb risk and loss in the portfolio.

      Analysis of the Bank's Allowances for Loan Losses

                                                                       December 31,
                                                    2000                   1999                   1998
                                                    ----                   ----                   ----
Balance at beginning of period:                 $ 1,262,256            $ 1,111,817            $   936,974
                                                -----------            -----------            -----------

Additions charged to operations                     320,000                470,000                440,000
                                                -----------            -----------            -----------
  Charge-offs:
    Commercial                                     (192,117)              (216,480)              (214,952)
     Installment                                    (20,022)              (104,880)               (61,675)
     Real Estate                                    (23,717)
                                                -----------            -----------            -----------
       Total                                       (235,856)              (321,360)              (276,627)
Recoveries:
  Commercial                                          7,700                                         9,740
  Installment                                           996                  1,799                  1,730
  Real Estate                                         5,805
                                                -----------            -----------            -----------

Net Charge-Offs                                    (221,355)              (319,561)              (265,157)
                                                -----------            -----------            -----------

Balance at the end of period                    $ 1,360,901            $ 1,262,256            $ 1,111,817
                                                ===========            ===========            ===========
Ratio of  net charge-offs to average
      loans outstanding during the period               .16%                   .26%                   .24%
                                                        ===                    ===                    ===

      Management continues to utilize a blended general portfolio allocation with segregated pools of loans and a specific loan-by-loan allocation mirroring bank regulatory classifications. Each classified credit is assigned a specific reserve allocation based upon the severity of its classification and its specific characteristics (i.e., industry, type of project, nature of collateral). General reserve allocations are also established against the unclassified major segments of the loan portfolio, as well as against unfunded commitments and exposures resulting from the issuance of letters of credit. Each quarter a comprehensive loan portfolio analysis is performed, and reserves are adjusted at such times to more adequately reflect the Bank's exposure in its loan portfolio. Additionally, the evaluation considers past loss experience, current economic conditions, the results of the most recent regulatory examination, and other relevant factors.

      The provision for loan losses represents the charge against earnings that is required to fund the allowance for loan losses. The level of the allowance is determined by inherent risks within the Bank's loan portfolio. Management's policy is to maintain the allowance for loan losses at a level sufficient to absorb all estimated losses inherent in the loan portfolio. The allowance for loan losses is increased by the provision for loan losses and recoveries and is decreased by charged-off loans.

      The Bank places loans on non-accrual status when, (1) in the opinion of management, the principal or interest is deemed to be not collectible due to a deterioration in the financial position of the borrower; or (2) when the loan is more than 90 days delinquent, unless the obligation is both well secured and in the process of collection; or (3) when borrower declares bankruptcy and current payment ceases.

      Additions to the Bank's provision for loan losses for the year ended December 31, 2000, totaled $320,000. Loans charged off against the reserve in 2000 amounted to $235,856 and recoveries were $14,501, which resulted in net charged-off loans of $221,355. The principal amount of non-accrual loans at December 31, 2000 was $1,431,156, a decrease of 8.52% over 1999. A substantial portion of the non-accrual loans are partially or fully secured.

      Additions to the Bank's provision for loan losses for the year ended December 31, 1999, totaled $470,000. Loans charged-off against the reserve in 1999 amounted to $321,360. Recoveries amounted to $1,799 which resulted in $319,561 in net charged-off loans. The principal amount of nonaccrual loans at December 31, 1999 totaled $1,564,493. This was an increase of $475,547 over 1998.

      Additions to the Bank's provisions for possible loan losses for the period ended December 31, 1998 totaled $440,000. Loans charged off against the reserve in 1998 amounted to $276,627. Loans on non-accrual status as of December 31, 1998 amounted to $1,088,946.

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

      REAL ESTATE OWNED - Other real estate owned at December 31, 2000 totaled $552,497 as compared to $577,039 at December 31, 1999. This consists of two properties acquired at sheriff's sale. One property in West Chester subsequently was sold and resulted in a loss of approximately $20,000 which had been previously allocated for in the reserve. The other property is up for sale and a specific allocation of $60,000 has been reserved for the loan.

      DEPOSITS - At December 31, 2000, the Bank held deposits aggregating $151,396,140, of which $24,071,605, or approximately 16%, were non-interest-bearing deposits, (exclusive of $74,949 deposits of the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, outstanding loans receivable in connection with loans made to 1,882 loan customers totaled approximately $135,908,413 (exclusive of residential mortgage loans held for sale), resulting in an average loan size of approximately $72,215.

      At December 31, 1999, the Bank held deposits aggregating $130,338,463, of which $20,540,071, or approximately 16%, were non-interest-bearing deposits, (exclusive of $84,714 deposits held by the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, outstanding loans receivable made to 1,762 loan customers totaled approximately $124,233,606, resulting in an average loan size of approximately $70,507.

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

                                         2000                        1999                          1998
                                               % of                         % of                          % of
Type of Account                Balance       Portfolio      Balance       Portfolio      Balance        Portfolio
-----------------------------------------------------------------------------------------------------------------
Non-Int.  Bearing           $ 24,071,605       16.00%    $ 20,540,071        16.00%    $ 23,423,200       18.00%
Interest-Bearing              15,858,837       10.00       12,704,649        10.00       11,785,117        9.00
Money Market                  17,354,621       12.00       15,205,159        12.00       17,109,125       13.00
Savings                        8,654,241        6.00        8,150,269         6.00       11,089,034        8.00
CDs over $100,000             38,005,162       25.00       33,239,808        25.00       31,052,033       23.00
CDs under $100,000            47,451,674       31.00       40,498,507        31.00       38,136,009       29.00
                            ------------      ------     ------------       ------     ------------      ------
Total Deposits              $151,396,140      100.00%    $130,338,463       100.00%    $132,594,518      100.00%
                            ============      ======     ============       ======     ============      ======

      INCOME AND EXPENSE

      For the year ended December 31, 2000, the Company's total income was $17,378,166 (inclusive of the income tax benefit of $139,910) and its total expenses were $17,820,940, resulting in a net loss of ($442,774). The decrease in net income for the year ended December 31, 2000 as compared to December 31, 1999 was due to the $1,000,000 write-off of a loan investment that the Company had entered into with an internet facility called Zipfinancial (BankZip.Com). Zipfinancial was a start up internet Company that was to provide community banks with an outsourced internet service. BankZip. Com suddenly closed in February, 2001, once it unexpectedly determined that it could not continue as a going concern. For the year ended December 31, 1999, the Company's total income was $16,443,137 and its total expenses were $15,517,362, resulting in a net profit for the year of $925,775. The increase in net income for the year ended December 31, 1999 was due to increased interest income from the Bank's earning assets and gain on sale of mortgage loans. For the year ended December 31, 1998, the Company's total income was $12,586,029 and its total expenses were $12,139,667, resulting in a net profit for the year of $446,362.

      INTEREST AND FEES ON LOANS - Interest and fees on loans were $13,546,511 in 2000, 90% of gross interest income, as compared to $12,037,116, or 91% of gross interest income in 1999. The average loan portfolio grew 9% while the Bank's average yield on loans outstanding increased from 9.74% in 1999 to 10.07% in 2000. Interest and fees on loans were $12,037,116 in 1999, 91% of gross interest income as compared to $10,506,782, or 95% in 1998. The average loan portfolio grew 12% while the Bank's average yield increased from 9.49% to 9.74%. Interest and fees on loans were $10,506,782 in 1998, 95% of gross interest income.

      INTEREST INCOME - Interest income on investment securities relates primarily to interest on U.S. Government Obligations. Interest income of $1,126,894 for the year ended December 31, 2000 increased 122% from $507,834 for the year ended December 31, 1999. The increase is a direct result of employing borrowed funds and Federal Funds Sold to invest in such securities. The average balance of government obligations increased from $9,859,000 in 1999 to $18,387,000 in 2000. Interest income of
      $507,834 for the year ended December 31, 1999, increased 256% from $142,652 for the year ended December 31, 1998. The decrease was a direct result of the change in liquidity position of the Company.

      Interest income on other investments represent the Bank's investments in municipal securities and dividends paid on Federal Reserve and Federal Home Loan Bank Stocks. For the years ended December 31, 2000, 1999 and 1998, interest income on other investments was $290,992, $244,517 and $93,490, respectively. The fluctuation from year to year is due to changes in the amounts of Federal Home Loan Bank dividend payments. The Bank did not invest in any new municipal bonds in 2000, 1999 or 1998.

      Interest income on temporary investments represents Federal Funds sold. For the year ended December 31, 2000, interest income on Federal Funds sold was $43,336, as compared to $370,274 at December 31, 1999, an 88% decrease. The decrease is a direct result of the Bank investing its funds in U.S. Government Obligations instead of Federal Funds Sold. For the year ended December 31, 1999, interest income on Federal Funds sold was $370,274, as compared to $352,432 for the year ended December 31, 1998, a 5% increase. The deposit growth of the Bank provided for an improved liquidity position as well as growth in federal funds, to better prepare the Bank for potential loan demand.

      INTEREST EXPENSE - Interest expense of $6,767,118 represented 45% of gross interest income in 2000. Interest expense increased by 25% over 1999. The increase in interest expense is due to interest bearing liabilities increasing from an average of $118,944, in 1999 to $132,941,000 in 2000, an average increase of 12% and the additional 1/2% increase in cost of funds.

      Interest expense of $5,401,780, represented 41% of gross interest income in 1999. Interest expense increased 9% over 1998. This increase was due to growth in interest-bearing deposits and increased borrowed funds.

      Interest expense of $4,973,136, represented 45% of gross interest income in 1998. Interest expense increased 14% over 1997. This increased expense was due to an increase in interest-bearing deposits to $102,679,000 in 1998 from $88,171,006 in 1997 offset by a decrease in the average cost of funds from 4.98% in 1997 to 4.84% in 1998.

      SALARY AND EMPLOYEE BENEFITS - Salary and employee benefits of $6,034,807 in 2000 represented 56% of total non-interest expense and 32% of total bank expenses as compared to $5,305,395 in 1999. The increase in salary and employee benefits of $729,412, or 15%, was attributable to the hiring of additional employees for the Bank's branch openings as well as administrative personnel to establish the legal, human resource and compliance departments at the main office.

      Salary and employee benefits of $5,305,395 represented 58% of total non-interest expenses, or 34% of total Bank expenses, at December 31, 1999. The increase in salary and employee benefits of $1,986,765 or 60% over 1998 is reflective of hiring additional employees and increased benefits expense related to the opening of the Bank's seventh branch in Horsham, PA.

      OCCUPANCY AND EQUIPMENT - Occupancy and equipment expenses totaled $1,823,847 for the year ended December 31, 2000, as compared to $1,414,580 at December 31, 1999. The 29% increase represented an increase in maintenance costs and equipment leases reflective of the Bank's branch expansion.

      Occupancy and equipment expenses totaled $1,414,580 for the year ended December 31, 1999, as compared to $1,169,651 at December 31, 1998. The 21% increase is representative of continued increased rents to accommodate the growth of the Bank.

      OTHER OPERATING - Other operating expenses in 2000, exclusive of occupancy and equipment and salary and employee benefits totaled $3,875,168 as compared to $2,376,821 in 1999. The increase in these operating expenses was primarily related to the continued increase in branch expansion and asset growth. Computer expenses increased from $339,649 to $446,637, a 31% increase over 1999. This increase was due to the increased deposit and loan accounts processed in conjunction with the asset growth of the Bank and enhanced online banking capabilities as well as an upgrade to the Bank's platform system. Deposit insurance premiums decreased from $43,217 in 1999 to $28,054 in 2000. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating. Legal expenses increased $83,122 or 58% from 1999. This was a result of collection issues and corporate matters arising in the normal course of the Bank's business. Business development expenses were $320,901 in 2000 as compared to $323,216 in 1999. The increase in advertising expense from $86,375 in 1999 to $97,531 in 2000 was due to additional advertising in the communities of our new branches.

      Other operating expenses in 1999, exclusive of occupancy and equipment and salary and employee benefits totaled $2,376,821 as compared to $1,911,095 at December 31, 1998. This increase of 24% for the 1999 year is a result of branch expansion and asset growth. Legal expenses increased from $115,013 to $143,211, a 25% increase over 1998. This increase was due to loan and collection expenses on certain non-accrual loans and loan closings on new loan originations. Professional fees decreased from $84,775 in 1998 to $64,410 in 1999. The 24% decrease was related to a decrease in outside service fees. The $2,169,200 in other operating expenses was comprised primarily of increases of 55% in telephone expense, 61% in postage and freight and 28% in business related auto and travel and miscellaneous expenses. Other components of other operating expenses also include insurance expense, shares tax expense and accounting and audit fees. These expenses increased 65% over 1998 and were directly related to branch expansion and marketing efforts to increase business. Deposit insurance premium expense increased by 90% in 1999 from $22,773 at December 31, 1998, to $43,217 at December 31, 1999. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating.

      Other operating expenses in 1998, exclusive of occupancy and equipment and salary and employee benefits totaled $1,911,095 as compared to $1,257,479 in 1997. The increase in these operating expenses was primarily related to computer expense, supplies, telephone, postage, loans expense, and outside service fees, for the opening of our sixth branch in Philadelphia and our newly formed mortgage department in June of 1998. Computer expenses increased from $253,196 to $288,378, a 14% increase over 1997. This increase was due to the increased deposit and loan accounts processed in conjunction with the asset growth of the Bank. Deposit insurance premiums increased from $13,768 in 1997 to $22,773 in 1998. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating. Legal expenses increased $64,682 or 129% from 1997 due to the Bank setting up a mortgage department and increased legal and collection services. Business development expenses were $214,773 in 1998 as compared to $176,770 in 1997. This 22% increase was a direct result of the Bank's efforts to develop business and to become increasingly visible in its branch location communities. The decrease in advertising expense from $56,352 in 1997 to $43,846 in 1998 was a result of more monies being allocated to business development rather than advertising.

      RECENT ACCOUNTING PRONOUNCEMENTS

      In 2000, the Bank adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement did not have any impact on the Bank's financial position or results of operations.

      In 2000, the Company adopted FASB No. 44, Accounting for Certain Transactions Involving Compensation. An interpretation of APB Opinion No.
      25. This interpretation clarifies application of APB 25, Accounting for Stock Issued to Employees, for certain issues. The adoption of this statement did not have any impact on the Bank's financial position or results of operations.

      In June, 1999, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and should not be applied retroactively to financial statements of prior periods. The Company adopted SFAS No. 133 as of January 1, 2001. The adoption did not have any impact on the Company's financial position or results of operations.

ITEM 7 - Financial Statements and Supplementary Data

      Independent Auditors' Report dated March 2, 2001.
      Consolidated Statements of Financial Condition as of December 31, 2000 and 1999.
      Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998.
      Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.
      Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.
      Notes to Consolidated Financial Statements.

      The remainder of this page is intentionally left blank. The financial statements of the Company begin on the following page.

Madison Bancshares
Group, Ltd.
and Subsidiary

Consolidated Financial Statements as of
December 31, 2000 and 1999 and for Each
of the Three Years in the Period Ended
December 31, 2000, and Independent
Auditors' Report

INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders
Madison Bancshares Group, Ltd.
Blue Bell, Pennsylvania

We have audited the accompanying consolidated statements of financial condition of Madison Bancshares Group, Ltd. and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of operation, changes in shareholders' equity and comprehensive income (loss) and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Madison Bancshares Group, Ltd. and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP


Philadelphia, Pennsylvania
March 2, 2001

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                                                      2000                 1999
ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                                                $   6,886,426        $   2,588,835
  Federal funds sold                                                                                      0000              500,000
                                                                                                 -------------        -------------

        Total cash and cash equivalents                                                              6,886,426            3,088,835

INVESTMENT SECURITIES:
  Held to maturity (fair value - 2000, $571,313; 1999, $2,567,857)                                     570,027            2,570,106
  Available for sale (amortized cost - 2000, $19,053,947; 1999, $17,055,709)                        18,636,115           16,749,747
  Federal Home Loan Bank Stock                                                                         762,700              750,000
  Federal Reserve Bank Stock                                                                           323,400              323,400

LOANS (Net of allowance for loan losses - 2000, $1,360,901; 1999, $1,262,256)                      134,219,465          122,635,380

MORTGAGE LOANS HELD FOR SALE                                                                         9,905,499            5,418,972

REAL ESTATE OWNED                                                                                      552,497              577,039

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                                 1,966,440            1,661,814

ACCRUED INTEREST RECEIVABLE                                                                          1,348,415            1,281,928

OTHER ASSETS                                                                                           783,972              377,687

DEFERRED INCOME TAXES                                                                                  503,348              407,502
                                                                                                 -------------        -------------

TOTAL ASSETS                                                                                     $ 176,458,304        $ 155,842,410
                                                                                                 =============        =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                                            $  24,071,605        $  20,540,071
  Interest-bearing demand deposits                                                                  15,858,837           12,704,649
  Savings deposits                                                                                   8,654,241            8,150,269
  Money market deposits                                                                             17,354,621           15,205,159
  Time deposits                                                                                     85,456,836           73,738,315
                                                                                                 -------------        -------------

        Total deposits                                                                             151,396,140          130,338,463

BORROWED FUNDS                                                                                       7,000,000            9,000,000

GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT                                        5,000,000            5,000,000

ACCRUED INTEREST PAYABLE                                                                             1,196,253              960,268

ACCRUED EXPENSES AND OTHER LIABILITIES                                                                 170,840              261,148
                                                                                                 -------------        -------------

        Total liabilities                                                                          164,763,233          145,559,879
                                                                                                 -------------        -------------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized, 5,000,000 shares; issued and outstanding, 0 shares Common stock, $1 par value - authorized, 20,000,000 shares;
    issued and outstanding - 2000, 2,091,320; 1999, 1,747,947 shares)                                2,091,320            1,747,947
  Capital surplus                                                                                   10,331,332            8,745,557
  Accumulated deficit                                                                                 (451,812)              (9,038)
  Accumulated other comprehensive loss                                                                (275,769)            (201,935)
                                                                                                 -------------        -------------

        Total shareholders' equity                                                                  11,695,071           10,282,531
                                                                                                 -------------        -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $ 176,458,304        $ 155,842,410
                                                                                                 =============        =============

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                       2000               1999              1998
INTEREST INCOME:
  Interest and fees on loans                                                       $ 13,546,511       $ 12,037,116      $ 10,506,782
  Interest and dividends on investment securities:
    U.S. Government obligations                                                       1,126,894            507,834           142,652
    Other securities                                                                    290,992            244,517            93,490
    Interest on temporary investments                                                    43,336            370,274           352,432
                                                                                   ------------       ------------      ------------

           Total interest income                                                     15,007,733         13,159,741        11,095,356
                                                                                   ------------       ------------      ------------

INTEREST EXPENSE:
  Interest on:
    Demand deposits                                                                     244,529            248,507           188,770
    Savings and money market deposits                                                   762,256            754,109           637,589
    Time deposits                                                                     4,938,995          3,809,686         3,918,856
    Guaranteed preferred beneficial interest in subordinated debt                       450,000            450,000           225,000
    Other interest                                                                      371,338            139,478             2,921
                                                                                   ------------       ------------      ------------

           Total interest expense                                                     6,767,118          5,401,780         4,973,136
                                                                                   ------------       ------------      ------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                                  8,240,615          7,757,961         6,122,220

PROVISION FOR LOAN LOSSES                                                               320,000            470,000           440,000
                                                                                   ------------       ------------      ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                   7,920,615          7,287,961         5,682,220
                                                                                   ------------       ------------      ------------

OTHER INCOME (EXPENSE):
  Service charges on deposit accounts                                                   745,328            577,953           719,541
  Gain on the sale of mortgage loans                                                  2,296,083          2,582,212           599,065
  Other                                                                                 189,112            123,231           172,067
  Writedown of investment                                                            (1,000,000)
                                                                                   ------------       ------------      ------------

           Total other income                                                         2,230,523          3,283,396         1,490,673
                                                                                   ------------       ------------      ------------

OTHER NONINTEREST EXPENSES:
  Salaries and employee benefits                                                      6,034,807          5,305,395         3,318,630
  Occupancy                                                                           1,254,248            976,081           842,264
  Equipment                                                                             569,599            438,499           327,387
  Computer processing                                                                   446,637            339,649           288,378
  Deposit insurance                                                                      28,054             43,217            22,773
  Legal                                                                                 226,333            143,211           115,013
  Professional fees                                                                      67,775             64,410            84,775
  Business development                                                                  320,901            323,216           214,773
  Office and stationery supplies                                                        197,413            186,880           167,244
  Advertising                                                                            97,531             86,375            43,846
  Director's fees                                                                       126,650            138,375           154,975
  Amortization expense                                                                   50,520             50,519            21,050
  Other operating                                                                     1,313,354          1,000,969           798,268
                                                                                   ------------       ------------      ------------

           Total other noninterest expenses                                          10,733,822          9,096,796         6,399,376
                                                                                   ------------       ------------      ------------

INCOME (LOSS) BEFORE TAXES                                                             (582,684)         1,474,561           773,517

PROVISION (BENEFIT) FOR INCOME TAXES                                                   (139,910)           548,786           327,155
                                                                                   ------------       ------------      ------------

NET INCOME (LOSS)                                                                  $   (442,774)      $    925,775      $    446,362
                                                                                   ============       ============      ============

BASIC EARNINGS PER SHARE                                                           $      (0.23)      $       0.54      $       0.26
                                                                                   ============       ============      ============

DILUTED EARNINGS PER SHARE                                                         $      (0.23)      $       0.51      $       0.25
                                                                                   ============       ============      ============

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                      Accumulated
                                                                                         Other
                                                                       Accumulated   Comprehensive
                                          Common         Capital        Earnings         Income                      Comprehensive
                                           Stock         Surplus        (Deficit)        (Loss)           Total      Income (Loss)

BALANCE, JANUARY 1, 1998               $  1,252,773   $  7,612,835    $   (127,991)   $        601    $  8,738,218

  Exercise of stock options
    and stock warrants                       50,205        209,638                                         259,843

    Issuance of 20% stock dividend          259,040       (259,040)

  Comprehensive income:
    Net income                                                             446,362                         446,362    $    446,362

    Net change in unrealized
      gain on securities
      available for sale net of
      taxes of $(3,214)                                                                      5,969           5,969           5,969
                                                                                                                      ------------

  Comprehensive income                                                                                                $    452,331
                                       ------------   ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1998                1,562,018      7,563,433         318,371           6,570       9,450,392

  Exercise of stock warrants                 29,281         85,588                                         114,869

  Issuance of 10% stock dividend            156,648      1,096,536      (1,253,184)

  Comprehensive income:
    Net income                                                             925,775                         925,775    $    925,775

    Net change in unrealized
      loss on securities
      available for sale net
      of tax benefit of $106,971                                                          (208,505)       (208,505)       (208,505)
                                                                                                                      ------------

  Comprehensive income                                                                                                $    717,270
                                       ------------   ------------    ------------    ------------    ------------    ------------

BALANCE, DECEMBER 31, 1999                1,747,947      8,745,557          (9,038)       (201,935)     10,282,531

  Exercise of stock warrants                  8,373         23,779                                          32,152

  Private placement of common stock         335,000      1,561,996                                       1,896,996

  Comprehensive income (loss):
    Net loss                                                              (442,774)                       (442,774)   $   (442,774)

    Net change in unrealized loss
      on securities available for sale
      net of tax benefit of $38,036                                                        (73,834)        (73,834)        (73,834)
                                                                                                                      ------------

  Comprehensive loss                                                                                                  $   (516,608)
                                       ============   ============    ============    ============    ============    ============

BALANCE, DECEMBER 31, 2000             $  2,091,320   $ 10,331,332    $   (451,812)   $   (275,769)   $ 11,695,071
                                       ============   ============    ============    ============    ============


See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

                                                                                2000             1999             1998
OPERATING ACTIVITIES:
  Net income (loss)                                                        $    (442,774)   $     925,775    $     446,362
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Depreciation                                                                 460,987          317,639          245,048
    Provision for loan losses                                                    320,000          470,000          440,000
    Net amortization of bond premium/discount                                      1,841            3,413            2,204
    Gain on sale of mortgage loans held for sale                              (2,296,083)      (2,582,212)        (599,065)
    Writedown of investment                                                    1,000,000
    Loss on sale of real estate owned                                             23,718           30,416
    Originations of loans held for sale                                     (126,042,087)    (143,306,366)     (41,628,024)
    Proceeds from sale of loans                                              123,851,643      152,063,244       30,924,351
  Changes in assets and liabilities which (used) provided cash:
    Accrued interest receivable                                                  (66,487)        (205,246)        (370,234)
    Other assets                                                                (464,095)        (276,200)        (271,790)
    Accrued interest payable                                                     235,985          156,046          (34,291)
    Accrued expenses and other liabilities                                       (90,308)         184,417          (20,942)
    Deferred loan fees                                                             7,923          136,982          129,976
                                                                           -------------    -------------    -------------
        Net cash (used in) provided by operating activities                   (3,499,737)       7,917,908      (10,736,405)
                                                                           -------------    -------------    -------------
INVESTING ACTIVITIES:
  Purchase of investment securities held to maturity                                           (2,000,000)
  Purchase of investment securities available for sale                        (1,000,000)     (17,056,249)
  Purchase of Federal Reserve Stock                                                              (147,000)
  Purchase of Federal Home Loan Bank Stock                                       (12,700)        (222,700)         (47,500)
  Proceeds from maturities of investment securities held to maturity                            1,030,000
  Proceeds from maturities of investment securities available for sale                          1,000,000        2,000,000
  Proceeds from sale of furniture, equipment and leasehold improvements                             3,500
  Loans purchased and originated, net of principal repayments                (12,167,935)      (9,808,086)     (12,457,404)
  Cost capitalized for real estate owned                                         (23,600)          (1,008)         (20,108)
  Additions to furniture, equipment and leasehold improvements                  (765,613)        (399,480)        (912,037)
  Proceeds on sale of real estate owned                                          280,351          619,652
                                                                           -------------    -------------    -------------
        Net cash used in investing activities                                (13,689,497)     (26,981,371)     (11,437,049)
                                                                           -------------    -------------    -------------
FINANCING ACTIVITIES:
  Net increase (decrease) in demand, savings and time deposits                21,057,677       (2,256,055)      17,762,109
  Exercise of stock warrants and options                                          32,152          114,869          258,845
  Proceeds from issuance of capital securities                                                                   5,000,000
  Proceeds from private placement                                              1,896,996
  Advances of borrowed funds                                                  30,000,000        9,000,000
  Repayments of borrowed funds                                               (32,000,000)                       (9,000,000)
                                                                           -------------    -------------    -------------
        Net cash provided by financing activities                             20,986,825        6,858,814       14,021,952
                                                                           -------------    -------------    -------------
NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                         3,797,591      (12,204,649)      (8,151,502)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                   3,088,835       15,293,484       23,444,986
                                                                           -------------    -------------    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                                     $   6,886,426    $   3,088,835    $  15,293,484
                                                                           =============    =============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                                               $   6,531,133    $   5,245,734    $   4,503,465
                                                                           =============    =============    =============
    Income taxes                                                           $     180,000    $     745,210    $     357,000
                                                                           =============    =============    =============
SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Stock dividends:
    Common stock                                                                  $         $     156,648    $     259,040
                                                                           =============    =============    =============
    Capital surplus                                                               $         $   1,096,536    $    (259,040)
                                                                           =============    =============    =============
    Accumulated deficit                                                           $         $  (1,253,184)         $
                                                                           =============    =============    =============
  Transfers from loans to real estate owned                                $     255,926    $     492,010    $     248,669
                                                                           =============    =============    =============
  Transfer of investment security held to maturity to available for sale   $   2,000,000    $                $
                                                                           =============    =============    =============

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
--------------------------------------------------------------------------------

1.    ORGANIZATION AND NATURE OF OPERATIONS

      Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding company formed pursuant to Section 3 (a) (1) of the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the Commonwealth of Pennsylvania (the "Commonwealth") on May 31, 1988, to engage in the business of commercial banking through its wholly owned subsidiary, The Madison Bank (the "Bank"). The Bank is a commercial bank chartered under the applicable laws of the Commonwealth and is regulated under the Federal Reserve System by the Federal Reserve Bank. The Bank offers a variety of services to individuals and businesses through its offices in Blue Bell, Conshohocken, Center Square, Strafford, Lansdale, Northeast Philadelphia, Horsham, Newtown and its ninth branch location in Jenkintown, which opened in 2001. The Bank commenced its operations on August 16, 1989 after receiving the necessary regulatory approval.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, the Bank. All significant intercompany balances and transactions have been eliminated in consolidation.

      Use of Estimates in the Preparation of Financial Statements - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. The most significant of these estimates is the allowance for loan losses. Actual results could differ from those estimates.

      Cash and Cash Equivalents - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash maintained in vaults on premises of $1,349,010 and $1,124,506 at December 31, 2000 and 1999, respectively, is sufficient to currently meet average reserve balances under federal requirements.

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

      Real Estate Owned - Real estate owned consists of three properties acquired by foreclosure. These assets are carried at the lower of cost or estimated fair value less the costs to dispose. Write-downs, if any, at the time of foreclosure are charged against the allowance for loan losses. Subsequent losses in value are charged directly to operations. Costs relating to the development and improvement of real estate owned are capitalized, and those relating to the holding of the properties are charged to expense.

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

      Cash Surrender Value of Life Insurance - The Company is the beneficiary of insurance policies on the lives of certain officers of the Bank. The Company has recognized the cash surrender value amount that could be realized under the insurance policies as an asset in the statement of financial condition.

      Income Taxes - Deferred income taxes are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

      Earnings Per Share - Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. The average common shares outstanding have been retroactively restated to reflect the effect of the 10% stock dividend issued in 1999, and the 20% stock dividend issued in 1998. The calculation of the weighted average shares, after giving effect to the stock split, was as follows:

                                                      2000        1999        1998
Average common shares outstanding                  1,890,514   1,724,225   1,694,498
Increase in shares due to options and warrants -
  diluted basis                                       73,553      86,358      97,765
                                                   ---------   ---------   ---------

Adjusted shares outstanding - diluted              1,964,067   1,810,583   1,792,263
                                                   =========   =========   =========

      Accounting for Stock Options and Warrants - The Company accounts for stock options and warrants using the intrinsic value method. The pro forma net income and earnings per share, calculated using the fair value method for measuring compensation at the grant date of options and warrants is also disclosed. The Company has not recognized any compensation expense under the intrinsic value method.

      Comprehensive Income - The amounts from transactions and other events which currently are excluded from the statement of income and are recorded directly to shareholders' equity are presented as a component of comprehensive income.

      Accounting Pronouncements Issued and Adopted - In June 1999, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued. This statement requires an entity to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. This statement, as amended by SFAS No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, and SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities - an amendment of FASB Statement No. 133 is effective for all fiscal quarters of fiscal years beginning after June 15, 2000, and should not be applied retroactively to financial statements of prior periods. The Company adopted SFAS No. 133 as of January 1, 2001. The adoption did not have any impact on the Company's financial position or results of operations.

      Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - In 2000, the Bank adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This statement replaces SFAS No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement did not have any impact on the Bank's financial position or results of operations.

      Accounting for Certain Transactions Involving Stock Compensation - In 2000, the Company adopted FASB Interpretation No. 44, Accounting for Certain Transactions Involving Compensation - An Interpretation of APB Opinion No. 25. This interpretation clarifies application of APB 25, Accounting for Stock Issued to Employees, for certain issues. The adoption of this interpretation did not have any impact on the Bank's financial position or results of operations.

      Reclassifications - Certain items in the 1998 and 1999 consolidated financial statements have been reclassified to conform with the presentation in the 2000 consolidated financial statements.

3.    INVESTMENT SECURITIES

      A summary of investment securities and their expected maturities, as well as estimated fair values at December 31, 2000 and 1999 is as follows:

                                                             Gross          Gross
                                             Amortized     Unrealized     Unrealized       Fair
                                                Cost          Gains         Losses         Value
December 31, 2000:
  Securities to be held to maturity:
    Debt securities -
      Municipal and State Government bonds   $   570,027   $      1,286   $              $   571,313
                                             ===========   ============   ===========    ===========

  Securities available for sale:
    Debt securities - U.S. Government
      and Federal Agencies                   $17,053,947   $              $   (17,832)   $17,036,115
    Corporate security                         2,000,000                     (400,000)     1,600,000
                                             -----------   ------------   -----------    -----------

Total                                        $19,053,947   $              $  (417,832)   $18,636,115
                                             ===========   ============   ===========    ===========

December 31, 1999:
  Securities to be held to maturity:
    Debt securities:
    Corporate security                       $ 2,000,000                                 $ 2,000,000
      Municipal and State Government bonds       570,106   $        248   $    (2,497)       567,857
                                             -----------   ------------   -----------    -----------

Total                                        $ 2,570,106   $        248   $    (2,497)   $ 2,567,857
                                             ===========   ============   ===========    ===========

  Securities available for sale:
    Debt securities - U.S. Government
      and Federal Agencies                   $17,055,709   $              $  (305,962)   $16,749,747
                                             ===========   ============   ===========    ===========

      The scheduled maturities of debt securities to be held to maturity and debt securities available for sale at December 31, 2000 were as follows:

                              Securities to be              Securities
                              Held to Maturity          Available for Sale
                         -------------------------   -------------------------
                          Amortized       Fair        Amortized       Fair
                            Cost          Value         Cost          Value

Due from 1 to 5 years    $   400,000   $   401,035   $12,053,947   $12,036,115
Due from 5 to 10 years       170,027       170,278     7,000,000     6,600,000
                         -----------   -----------   -----------   -----------

Total                    $   570,027   $   571,313   $19,053,947   $18,636,115
                         ===========   ===========   ===========   ===========

      There were no sales of investment securities in 2000, 1999 or 1998.

      Due to evidence of a significant deterioration in the issuer's creditworthiness, the Bank transferred an investment security to be held to maturity with an amortized cost of $2,000,000 to available for sale during the year ended December 31, 2000.

      During early 2000, the Company invested approximately $1.0 million in a start-up internet banking company. At December 31, 2000, the Company wrote down its investment and recognized a loss of $1.0 million in the statement of operations.

4.    LOANS AND ALLOWANCE FOR LOAN LOSSES

      Loans outstanding are summarized as follows:

                                                         December 31,
                                               --------------------------------
                                                    2000               1999

Real estate mortgage loans                     $  22,514,871      $  24,652,775
Commercial loans                                 101,520,054         89,988,247
Consumer loans                                    11,873,488          9,592,584
                                               -------------      -------------

  Total                                          135,908,413        124,233,606
Less:
  Allowance for loan losses                       (1,360,901)        (1,262,256)
  Deferred origination fees, net                    (328,047)          (335,970)
                                               -------------      -------------

                                               $ 134,219,465      $ 122,635,380
                                               =============      =============

      The Bank grants loans to customers in its local market area which consists primarily of Montgomery County, Pennsylvania. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

      At December 31, 2000, commercial loans have maturities ranging from six months to five years. Further, these loans are granted at both fixed and adjustable rates. Fixed rates range from 6.76% to 9.56% with adjustable rates ranging from the Bank's prime rate to 2% in excess of prime.

The composition of fixed and adjustable rate loans as of December 31, 2000 was as follows:

                         Fixed Rate
-------------------------------------------------------------
Term to Maturity                                   Book Value

1 month - 1 year                                  $18,632,047
1 year - 3 years                                   24,465,645
3 years - 5 years                                  23,711,462
5 years - 30 years                                 20,691,261
                                                  -----------

                                                  $87,500,415
                                                  ===========

                       Adjustable Rate
-------------------------------------------------------------
Term to Rate
Adjustment                                         Book Value

Less than 1 month                                 $48,407,998
1 month to 1 year
1 year - 3 years
3 years - 30 years
                                                  -----------

                                                  $48,407,998
                                                  ===========

      An analysis of the activity in the allowance for loan losses is as follows:

                                                      Year Ended December 31,
                                             -----------------------------------------
                                                 2000           1999           1998
Balance, beginning of year                   $ 1,262,256    $ 1,111,817    $   936,974
                                             -----------    -----------    -----------

Provision charged to operations                  320,000        470,000        440,000
                                             -----------    -----------    -----------
Loans charged off:
  Commercial loans                              (192,117)      (216,480)      (214,952)
  Consumer loans                                 (43,739)      (104,880)       (61,675)
                                             -----------    -----------    -----------

                                                (235,856)      (321,360)      (276,627)
                                             -----------    -----------    -----------

Recoveries - commercial and consumer loans        14,501          1,799         11,470
                                             -----------    -----------    -----------

Balance, end of year                         $ 1,360,901    $ 1,262,256    $ 1,111,817
                                             ===========    ===========    ===========

The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 2000 and 1999, 100% of the impaired loan balance was measured for impairment based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows.

      The following table summarizes impaired loan information.

                                                             December 31,
                                                      -------------------------
                                                          2000          1999

Impaired loans with related reserve for loan losses   $ 1,666,831   $ 2,138,635
                                                      ===========   ===========

                                                                Year Ended
                                                               December 31,
                                                         -----------------------
                                                            2000          1999

Average impaired loans                                   $1,902,733   $2,140,450
Interest income recognized on impaired loans                             233,646
Cash basis interest income recognized on impaired loans      13,280       19,319

      At December 31, 2000, all of the Bank's nonaccrual loans were considered to be impaired loans.

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

      The principal amount of nonaccrual loans at December 31, 2000 and 1999 totaled $1,431,156 and $1,564,493, respectively. Additional interest income that would have been recorded in 2000 and 1999 under the original terms of nonaccrual loans totaled approximately $138,686 and $151,000, respectively.

      Accruing loans which are contractually past due 90 days or more totaled $700,180 and $1,196,854 at December 31, 2000 and 1999, respectively.
      Interest due on these loans totaled $63,088 and $117,362 at December 31, 2000 and 1999, respectively.

5.    FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

      A summary of furniture, equipment and leasehold improvements is as follows:

                                                           December 31,
                                                   ----------------------------
                                                       2000             1999

Building and land                                  $   681,436      $   681,436
Furniture and equipment                              2,400,980        1,791,173
Leasehold improvements                                 641,338          485,531
                                                   -----------      -----------

  Total                                              3,723,754        2,958,140
Accumulated depreciation and amortization           (1,757,314)      (1,296,326)
                                                   -----------      -----------

                                                   $ 1,966,440      $ 1,661,814
                                                   ===========      ===========

6.    DEPOSITS

      Interest-bearing deposits have stated rates ranging from 1.76% to 6.59% with a weighted average cost on all deposits of 5.09% at December 31, 2000 and from 2.02% to 6.08% with a weighted average cost on all deposits of 4.41% at December 31, 1999.

      Time deposit accounts outstanding at December 31, 2000 and 1999 mature as follows:

                                                     2000                1999

Three months or less                             $21,024,642         $21,047,542
Four to twelve months                             43,974,208          32,167,264
Over twelve months                                20,457,986          20,523,509
                                                 -----------         -----------

                                                 $85,456,836         $73,738,315
                                                 ===========         ===========

      The aggregate amount of certificates of deposit in denominations of $100,000 or more at December 31, 2000 and 1999 was $36,614,847 and
      $33,239,808, respectively. Interest expense attributable to certificates of deposit in denominations of $100,000 or more for the years ended December 31, 2000, 1999 and 1998 amounted to $2,065,226, $1,532,485 and
      $1,593,915, respectively. These certificates and their remaining maturities are as follows:

Three months or less                                                 $13,416,953
Four to twelve months                                                 19,200,983
Over twelve months                                                     3,996,911
                                                                     -----------

                                                                     $36,614,847
                                                                     ===========

7.    BORROWED FUNDS

      At December 31, 2000, the Bank purchased federal funds in the amount of $7,000,000 from a correspondent bank on secured overnight lines of credit at an interest rate of 6.72%. The federal funds purchased are collateralized by the Bank's investment securities. The Bank had no federal funds purchased at December 31, 1999.

      Borrowed funds at December 31, 1999 consisted of FHLB Advances as follows:

                                                Interest
Date                                              Rate

January 2000                                      5.80 %      $5,000,000
February 2000                                     5.75         1,000,000
May 2000                                          5.84         1,000,000
August 2000                                       5.96         2,000,000
                                                              ----------

                                                              $9,000,000
                                                              ==========

      The advances were collateralized by FHLB stock and substantially all first mortgage loans.

8.    GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT

      On June 26, 1999, Madison Capital Trust I (the "Trust"), a statutory business trust created under Delaware law that is a subsidiary of the Company, issued $5,000,000, 9.00% Capital Securities ("Capital Securities") with a stated value and liquidation preference of $1,000 per share. The Trust's obligations under the Capital Securities issued are fully and unconditionally guaranteed by the Company. The proceeds from the sale of the Capital Securities of the Trust were utilized by the Trust to invest in $5,000,000, 9.00% Junior Subordinated Debentures (the "Debentures") of the Company. The Debentures are unsecured and rank subordinate and junior in right of payment to all indebtedness, liabilities and obligations of the Company. The Debentures represent the sole assets of the Trust. Interest on the Capital Securities is cumulative and payable semi-annually in arrears. The Company has the right to optionally redeem the Debentures prior to the maturity date of June 30, 2028, on or after June 30, 2003, at 100% of the stated liquidation amount, plus accrued and unpaid distributions, if any, to the redemption date. Under the occurrence of certain events, the Company may redeem in whole, but not in part, the Debentures prior to June 30, 2003. Proceeds from any redemption of the Debentures would cause a mandatory redemption of the Capital Securities having an aggregate liquidation amount equal to the principal amount of the Debentures redeemed.

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

9.    INCOME TAXES

      The Bank's provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                     December 31,
                                      ---------------------------------------------------------------------------
                                               2000                       1999                     1998
                                        Amount    Percentage       Amount    Percentage      Amount    Percentage
Tax at federal tax rate               $(204,252)       (35.0)%   $ 516,096       35.0 %    $ 270,731       35.0 %

Increase (decrease) resulting from:
  Benefit of surtax exemptions            5,836          1.0       (14,746)      (1.0)        (7,735)      (1.0)
  Meals and entertainment
    disallowed                           54,553          9.3        54,947        3.7         36,512        4.7
  Tax exempt income                     (12,167)        (2.1)      (12,020)      (0.8)       (18,653)      (2.4)
  Other                                  16,120          2.8         4,509        0.3         46,300        6.0
                                      ---------    ---------     ---------    ---------    ---------    ---------

Provision (benefit)                   $(139,910)       (24.0)%   $ 548,786       37.2 %    $ 327,155       42.3 %
                                      =========    =========     =========    =========    =========    =========

      Items that give rise to significant portions of the Company's deferred tax asset, calculated at 35%, are as follows:

                                                                 December 31,
                                                             -------------------
                                                              2000       1999

Deferred tax assets:
  Allowance for loan losses                                  $353,689   $298,063
  Deferred fees                                                            4,710
  Other                                                         7,596     36,071
  Unrealized loss on securities available for sale            142,063     68,658
                                                             --------   --------

Net deferred tax asset                                       $503,348   $407,502
                                                             ========   ========

      The provision (benefit) for income taxes for the years ended December 31, 2000, 1999 and 1998 includes the following:

                                      2000             1999             1998

Current taxes                       $(117,469)       $ 569,773        $ 419,400
Deferred taxes                        (22,441)         (20,987)         (92,245)
                                    ---------        ---------        ---------

Total                               $(139,910)       $ 548,786        $ 327,155
                                    =========        =========        =========

10.   COMMITMENTS

      Letters of Credit and Commitments to Lend - In the normal course of business, the Bank had commitments to advance funds under outstanding letters of credit of $533,169 and $910,932 and unadvanced loan commitments of $18,770,573 and $20,678,746 at December 31, 2000 and 1999,
      respectively. The unadvanced loan commitments at December 31, 2000 and 1999 were primarily at variable rates. In addition, the Bank had commitments to sell fixed rate residential mortgages of $9,905,499 and $5,418,972 at December 31, 2000 and 1999, respectively. Commitments are issued in accordance with the same loan policies and underwriting standards as settled loans and represent credit risk should the borrowers fail to repay the amounts extended.

      Leasing Arrangements - The Company leases branch offices and certain equipment under noncancelable agreements requiring various minimum annual rentals. In addition to the minimum rents, the Company pays its pro rata share of the building's operating costs. Total operating lease expense for 2000, 1999 and 1998 was $814,041, $629,652 and $541,901, respectively.

      Future minimum lease payments under noncancelable leases are as follows:

                                                        Year Ending
                                                        December 31,
                                                           2000

2001                                                    $  972,444
2002                                                       911,356
2003                                                       895,681
2004                                                       743,063
2005                                                       419,735
Thereafter                                                 873,653
                                                        ----------

Total                                                   $4,815,932
                                                        ==========

11.   STOCK OPTION PLANS

      In 1989, the Company's shareholders adopted a Stock Incentive Plan (the "1989 Plan") providing for the issuance of qualified and non-qualified stock options to the officers and key executives of the Company. Options are granted at the fair market value on the date of grant and are approved by a special committee. All options expire ten years after issuance.

      In 1996, the Board of Directors approved the adjustment of the exercise price to reflect stock dividends issued.

      In 1998, the Company's shareholders adopted the 1998 Stock Option Plan (the "1998 Plan") providing for the issuance of qualified and non-qualified stock options to the officers and key executives of the Company. The purpose of the 1998 Plan is to promote the interests of the Company by providing incentives to (i) designated officers and other key employees of the Company and (ii) nonemployee members of the Company's Board of Directors, to attract and retain such persons and to encourage them to acquire or increase their proprietary interest in the Company and to maximize the Company's performance during the term of their employment or period of service with the Company. The 1998 Plan replaced the 1989 Plan which was due to expire in 2000. A total of 774,633 shares of common stock have been reserved for issuance pursuant to the 1998 Plan including options which remained issuable under the 1989 Plan. The price at which such options may be issued is determined by a special committee.

      At December 31, 2000, a total of 500,099 options were available for grant under the 1998 Plan. The per share price of exercisable options at December 31, 2000 reflects the adjusted exercise price resulting from stock dividends.

      Transactions during each of the last three years, adjusted for stock dividends, are as follows:

                                                       Exercise Price      Weighted
                                                          Per Share    Average Exercise
                                             Shares         Price       Price Per Share
Exercisable, January 1, 1998                 67,665      $4.31 - $6.50        $4.72

Issued                                        7,920      $9.36

Exercised                                    (2,351)     $4.45 - $4.62
                                            -------

Exercisable, December 31, 1998               73,234      $3.45 - $9.36        $4.45

Issued                                      183,800      $7.08
                                            -------

Exercisable, December 31, 1999              257,034      $3.45 - $9.36        $6.33

Issued                                       17,500      $4.25
                                            -------

Exercisable, December 31, 2000              274,534      $3.45 - $7.31        $5.80
                                            =======

      At December 31, 2000, the options exercisable had a weighted average remaining contractual life of 6.37 years.

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

      Had compensation cost for the Company's stock option plan been determined based on the fair value at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                     2000               1999

Net (loss) income:               As reported     $ (442,774)         $ 925,775
                                 Pro forma         (475,414)           157,958

Diluted earnings per share:      As reported     $    (0.23)         $    0.51
                                 Pro forma            (0.25)              0.09

      Significant assumptions used to calculate the above fair value of the awards are as follows:

                                                       2000             1999

Risk free interest rate of return                      5.75 %           6.00 %
Expected option life                                 120 months       120 months
Expected dividends                                       $0               $0
Expected volatility                                   57.26 %          35.00 %

12.   WARRANTS AUTHORIZED

      In connection with the initial offering of the Company's common stock, the Company's directors received warrants to purchase shares of common stock. These offering warrants are nontransferable and expire in 2009. The warrants had an initial exercise price of $10 per share. As a result of stock dividends issued by the Company, the exercise price was adjusted by the Board of Directors. At December 31, 2000, warrants have an exercise price of $3.84 per share. As of December 31, 2000, there were 54,634 warrants outstanding, and 8,373 were exercised in 2000. Warrants outstanding have been adjusted to reflect stock dividends.

13.   PROFIT SHARING

      Effective March 1, 1993, the Bank adopted a 401(k) profit sharing plan to provide eligible employees with additional income upon their retirement. Participants may contribute up to 15% of their annual compensation to the plan subject to Internal Revenue Service limitations. The Bank contributes an amount equal to 50% of each participant's contribution, up to 2% of the participant's compensation. Contributions made by the Bank during the years ended December 31, 2000, 1999 and 1998 were approximately $70,137, $52,915 and $41,881, respectively.

14.   SHAREHOLDERS' EQUITY

      On May 19, 1999, the Board of Directors declared a 20% stock dividend payable to all shareholders of record on June 3, 1999.

      On August 17, 2000, the Board of Directors declared a 10% stock dividend payment to all shareholders of record on September 16, 2000.

      On June 28, 2000 and September 18, 2000, the Company issued 175,000 and 160,000 shares of common stock, respectively, at a market price of $5.75 per share in connection with a private placement offering. These offerings resulted in an increase of $1,896,996 in total shareholders' equity.

15.   RELATED PARTY TRANSACTIONS

      Loans to directors, officers, employees, and their affiliates and/or business interests must be made on substantially the same terms, including interest rates, as those prevailing at the time for other non-related party transactions and must not involve more than the normal risk of repayment.

      A summary of unpaid principal balances of loans outstanding to directors, officers, employees and their business interests is as follows:

                                                          December 31,
                                                 ------------------------------
                                                    2000                1999

Beginning of period                              $8,788,229         $ 7,830,641
Borrowings                                        2,690,707           4,264,622
Principal repayments                              2,453,419          (3,307,034)
                                                 ----------         -----------

End of period                                    $9,025,518         $ 8,788,229
                                                 ==========         ===========

      Certain directors of the Company are partners in an entity from which the Bank leases office space (see Note 10). Rental payments for the office space were approximately $275,000, $316,000 and $284,000 for the years ended December 31, 2000, 1999 and 1998, respectively. In the opinion of management, all aspects of this transaction, including the lease and amendments thereto, have been negotiated on an arms-length basis and the resultant terms are no less favorable than those that could be obtained from third parties.

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

                                                    2000                   1999
                                             -------------------   --------------------
                                                       Estimated              Estimated
                                             Carrying    Fair     Carrying      Fair
                                              Amount     Value     Amount       Value
                                               (In Thousands)        (In Thousands)
Assets:
  Cash and cash equivalents                  $  6,886   $  6,886   $  3,089   $  3,089
  Investment securities held to maturity          570        571      2,570      2,568
  Investment securities available for sale     18,636     18,636     16,750     16,750
  Federal Home Loan Bank stock                    763        763        750        750
  Federal Reserve Bank stock                      323        323        323        323
  Loans, net                                  134,219    132,358    122,635    121,851
  Mortgage loans held for sale                  9,905      9,905      5,419      5,419

Liabilities:
  Deposits:
    Noninterest-bearing deposits               24,072     24,072     20,540     20,540
    Interest-bearing deposits                  15,859     15,859     12,705     12,705
    Savings deposits                            8,654      8,654      8,150      8,150
    Money market deposits                      17,355     17,355     15,205     15,205
    Time deposits                              85,457     86,702     73,738     74,230
  Borrowed funds                                7,000      7,000      9,000      9,000
  Guaranteed preferred beneficial
    interest in subordinated debt               5,000      5,000      5,000      5,000

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

      The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2000 and 1999. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

      Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

      The most recent notification from the Commonwealth of Pennsylvania Department of Banking (as of June 30, 1999) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum Tier 1 Capital, Total Risk-Based Capital and Leverage Ratios as set forth in the table.

      The Bank's actual capital amounts and ratios are presented in the table below:

                                                                                                               To be Considered
                                                                                                               Well Capitalized
                                                                                       Required for              Under Prompt
                                                                                     Capital Adequacy         Corrective Action
                                                                  Actual                 Purposes                 Provisions
                                                         ----------------------    ----------------------  ----------------------
                                                          Amount        Ratio       Amount        Ratio       Amount        Ratio
At December 31, 2000:
  Tier 1 capital (to risk-
    weighted assets)                                     $16,155        12.61 %    $ 5,125         4.00 %    $ 7,688         6.00 %
  Total capital (to risk-
    weighted assets)                                      17,516        13.67       10,250         8.00       12,813        10.00
  Tier 1 capital (to average
    assets)                                               16,155         9.40        6,876         4.00        8,597         5.00

At December 31, 1999:
  Tier 1 capital (to risk-
    weighted assets)                                     $13,687        11.92 %    $ 4,591         4.00 %    $ 6,886         6.00 %
  Total capital (to risk-
    weighted assets)                                      14,949        13.02        9,182         8.00       11,477        10.00
  Tier 1 capital (to average
    assets)                                               13,687         9.06        6,043         4.00        7,554         5.00

      The Company's Tier 1 capital (to risk-weighted assets), total capital (to risk-weighted assets) and Tier 1 capital (to average assets) ratios were 12.69%, 14.57% and 9.02% at December 31, 2000, and 12.16%, 14.57% and
      8.96% at December 31, 1999, respectively.

18.   PARENT COMPANY CONDENSED FINANCIAL INFORMATION

      The condensed financial statements of Madison Bancshares Group, Ltd. (Parent Only) as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000 are presented herein.

                                                                                     December 31,
                                                                         ------------------------------------
                                                                              2000                    1999
BALANCE SHEETS

ASSETS:
  Cash                                                                   $     74,949            $     84,714
  Investment in subsidiary                                                 15,958,507              15,016,301
  Other assets                                                                130,995                 181,516
  Investment available for sale                                               480,000
  Accrued interest receivable                                                  30,855
  Deferred tax asset                                                           40,800
                                                                         ------------            ------------

TOTAL                                                                    $ 16,716,106            $ 15,282,531
                                                                         ============            ============

LIABILITIES:
  Guaranteed preferred beneficial interest in subordinated debt          $  5,000,000            $  5,000,000
  Accrued expenses                                                             21,035
                                                                         ------------            ------------

           Total liabilities                                                5,021,035               5,000,000
                                                                         ------------            ------------

SHAREHOLDERS' EQUITY:
  Common stock                                                              2,091,320               1,747,947
  Capital surplus                                                          10,331,332               8,745,557
  Accumulated deficit                                                        (451,812)                 (9,038)
  Accumulated other comprehensive loss                                       (275,769)               (201,935)
                                                                         ------------            ------------

           Total shareholders' equity                                      11,695,071              10,282,531
                                                                         ------------            ------------

  TOTAL                                                                  $ 16,716,106            $ 15,282,531
                                                                         ============            ============

                                                                                                 Year Ended December 31,
                                                                                  --------------------------------------------------
                                                                                      2000                1999              1998
STATEMENTS OF OPERATIONS

Interest income                                                                   $    25,901         $       725         $  25,512
Operating expenses                                                                   (630,514)           (606,622)         (335,163)
Writedown of investment                                                            (1,000,000)
                                                                                  -----------         -----------         ---------

Loss before equity in undistributed income from subsidiary                         (1,604,615)           (605,897)         (309,651)

Equity in undistributed income of subsidiary, Madison Bank                          1,161,841           1,531,672           756,013
                                                                                  -----------         -----------         ---------

NET INCOME                                                                        $  (442,774)        $   925,775         $ 446,362
                                                                                  ===========         ===========         =========

STATEMENTS OF CASH FLOWS

                                                                                                   Year Ended
                                                                              ------------------------------------------------------
                                                                                  2000                 1999                 1998
Operating Activities:
  Net (loss) income                                                           $  (442,774)         $   925,775          $   446,362
  Writedown of investment                                                       1,000,000
  Adjustments to reconcile net (loss) income to net
    cash used in operating activities:
    Equity in undistributed income of subsidiary                               (1,161,841)          (1,531,672)            (756,013)
    Increase accrued interest receivable                                          (30,855)
    Increase in accrued expenses and other liabilities                             21,035
    Decrease (increase) in receivable from subsidiary                             225,000              475,000           (4,675,000)
    Decrease (increase) in other assets                                            50,522               50,519             (231,535)
                                                                              -----------          -----------          -----------

           Net cash used in operating activities                                 (338,914)             (80,378)          (5,216,186)
                                                                              -----------          -----------          -----------

Investing Activities -
  Purchase of investment securities available for sale                         (1,600,000)
                                                                              -----------          -----------          -----------

           Net cash used in investing activities                               (1,600,000)
                                                                              -----------          -----------          -----------

Financing Activities:
  Proceeds from issuance of debentures                                                                                    5,000,000
  Exercise of stock options and warrants                                           32,152              114,869              258,998
  Proceeds from private placement                                               1,896,996
                                                                              -----------          -----------          -----------

           Net cash provided by financing activities                            1,929,148              114,869            5,259,843
                                                                              -----------          -----------          -----------

NET (DECREASE) INCREASE IN CASH                                                    (9,765)              34,491               43,657

CASH, BEGINNING OF YEAR                                                            84,714               50,223                6,566
                                                                              -----------          -----------          -----------

CASH, END OF YEAR                                                             $    74,949          $    84,714          $    50,223
                                                                              ===========          ===========          ===========

19.   QUARTERLY DATA (UNAUDITED)

      The unaudited quarterly results of operations for 2000 and 1999 were as follows:

                                                                            Year Ended December 31, 2000
                                                     ------------------------------------------------------------------------------
                                                      March 31        June 30       September 30    December 31          Total
Interest income                                      $3,563,274      $3,795,753      $3,869,853      $ 3,778,853       $ 15,007,733
Interest expense                                      1,499,494       1,639,335       1,793,389        1,834,900          6,767,118
                                                     ----------      ----------      ----------      -----------       ------------

Net interest income                                   2,063,780       2,156,418       2,076,464        1,943,953          8,240,615
Provision for loan losses                               100,000          80,000         100,000           40,000            320,000
                                                     ----------      ----------      ----------      -----------       ------------

  Net                                                 1,963,780       2,076,418       1,976,464        1,903,953          7,920,615

Other noninterest income                                545,434         754,379       1,018,352          (87,642)         2,230,523
Other noninterest expenses                            2,445,834       2,667,966       2,805,964        2,814,058         10,733,822
                                                     ----------      ----------      ----------      -----------       ------------

Net income before income taxes                           63,380         162,831         188,852         (997,747)          (582,684)

Provision (benefit) for income taxes                     34,264          41,106          65,706         (280,986)          (139,910)
                                                     ----------      ----------      ----------      -----------       ------------

Net income                                           $   29,116      $  121,725      $  123,146      $  (716,761)      $   (442,774)
                                                     ==========      ==========      ==========      ===========       ============

Per share data - Diluted earnings
  per share                                          $     0.02      $     0.07      $     0.06      $     (0.38)      $      (0.23)
                                                     ==========      ==========      ==========      ===========       ============

                                                                             Year Ended December 31, 1999
                                                     ------------------------------------------------------------------------------
                                                      March 31        June 30       September 30    December 31          Total
Interest income                                      $3,080,806       $3,180,462       $3,312,414       $3,586,059       $13,159,741
Interest expense                                      1,271,589        1,317,847        1,334,117        1,478,227         5,401,780
                                                     ----------       ----------       ----------       ----------       -----------

Net interest income                                   1,809,217        1,862,615        1,978,297        2,107,832         7,757,961
Provision for loan losses                               120,000          145,000           95,000          110,000           470,000
                                                     ----------       ----------       ----------       ----------       -----------

  Net                                                 1,689,217        1,717,615        1,883,297        1,997,832         7,287,961

Other noninterest income                                816,958          920,636          766,937          778,865         3,283,396
Other noninterest expenses                            2,230,527        2,265,750        2,253,754        2,346,765         9,096,796
                                                     ----------       ----------       ----------       ----------       -----------

Net income before income taxes                          275,648          372,501          396,480          429,932         1,474,561

Provision for income taxes                              128,900          155,541          116,259          148,086           548,786
                                                     ----------       ----------       ----------       ----------       -----------

Net income                                           $  146,748       $  216,960       $  280,221       $  281,846       $   925,775
                                                     ==========       ==========       ==========       ==========       ===========

Per share data - Diluted earnings
  per share                                          $     0.09       $     0.13       $     0.16       $     0.13       $      0.51
                                                     ==========       ==========       ==========       ==========       ===========

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

                                    PART III

ITEM 9 - Directors and Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

            The information required by this Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2001 annual meeting of Shareholders.

ITEM 10 - Executive Compensation

            The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2001 annual meeting of the shareholders.

ITEM 11 - Security Ownership of Certain Beneficial Owners and Management

            The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2001 annual meeting of the shareholders.

ITEM 12 - Certain Relationships and Related Transactions

            The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2001 annual meeting of the shareholders.

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

                              MADISON BANCSHARES GROUP, LTD.

                              By:  /s/ Peter DePaul
                                   Chairman of the Board

                              By:  /s/ Vito A. DeLisi
                                   Vito A. DeLisi, President

                              By:  /s/ E. Cheryl Hinkle
                                   E. Cheryl Hinkle
                                   Assistant Secretary and Treasurer
                                   (Principal Accounting and Financial Officer)

                          ----------------------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

         March 27, 2001             /s/ Vito A. DeLisi
                                   ---------------------------------------
                                   Vito A. DeLisi, President
                                   and Director

         March 27, 2001             /s/ Peter DePaul
                                   ---------------------------------------
                                   Peter DePaul
                                   Chairman of the Board

         March 27, 2001             /s/ Philip E. Hughes, Jr.
                                   ---------------------------------------
                                   Philip E. Hughes, Jr.
                                   Director and Vice Chairman of the Board

         March 27, 2001             /s/ Frank R. Iacobucci
                                   ---------------------------------------
                                   Frank R. Iacobucci, Director

         March 27, 2001             /s/ Arnold M. Katz
                                   ---------------------------------------
                                   Arnold M. Katz, Director

         March 27, 2001             /s/ Lorraine C. King
                                   ---------------------------------------
                                   Lorraine C. King, Director

         March 27, 2001             /s/ Kathleen A. Kucer
                                   ---------------------------------------
                                   Kathleen A. Kucer, Director

         March 27, 2001             /s/ Michael O'Donoghue
                                   ---------------------------------------
                                   Michael O'Donoghue, Director

         March 27, 2001             /s/ Salvatore Paone
                                   ---------------------------------------
                                   Salvatore Paone, Director

         March 27, 2001             /s/ Donald J. Reape
                                   ---------------------------------------
                                   Donald J. Reape, Director

         March 27, 2001             /s/ Blaine W. Scott
                                   ---------------------------------------
                                   Blaine W. Scott, Director