Form 10QSB
period 2001-03-31
MADISON BANCSHARES GROUP LTD
filed 2001-05-15
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2001

Commission file number    0-17539
                       ------------

                         MADISON BANCSHARES GROUP, LTD.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

        Pennsylvania                                     23-2512079
-------------------------------             -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

  1767 Sentry Parkway West, Blue Bell, Pa                   19422
-------------------------------------------              -----------
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

                             YES |X|    NO | |

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     2,091,320 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of May 7, 2001.

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

         SEE ANNEX A

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

          This report contains "forward-looking" statements. Madison Bancshares Group, Ltd. is including this statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of changes in capital-to-assets ratio, (b) statements of plans and objectives of the Company or its management or Board of Directors, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business. For a discussion of specific risks relating to Madison Bancshares Group, Ltd. business and operations please refer to the section entitled "risk factors" set forth in the Company's annual report on Form 10KSB for the year ended December 31, 2000.

          Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended March 31, 2001 and 2000. The Bank commenced operations in August, 1989.

          CAPITAL RESOURCES

          The total shares of common stock outstanding at March 31, 2001 and December 31, 2000 were 2,091,320 respectively. The book value of the Company's common stock at December 31, 2000 was $5.59 per share and at March 31, 2001 was $5.60 per share.

          The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and bank holding companies. The Company's actual capital ratios at March 31, 2001 and December 31, 2000, respectively, each of which exceeded the levels required to be classified "adequately capitalized" under applicable regulatory guidelines.

                                                Regulatory        Actual            Actual
          Ratio                                 Minimum        Mar. 31, 2001    Dec. 31, 2000
          -----                                 -------        -------------    -------------
          Qualifying Total Capital to
          Risk Weighted Assets                     8.0%            14.73%         14.57%

          Tier 1 Capital, net of intangibles
          to Risk Weighted Assets                  4.0%            12.85%         12.69%

          Tier 1 Leverage Ratio of Capital to
          Total Adjusted Average Assets            4.0%             9.36%          9.02%

          The Company's capital-to-assets ratio was 6.63% as of December 31, 2000 as compared to 6.69% at of March 31, 2001. Management anticipates that the capital-to-assets ratio will decline in future periods as the Company's assets continue to grow. For the quarter ended March 31, 2001, the Company's average return on equity was (.16%), and its return on average assets was (.01%). The Company's average return on equity as of December 31, 2000 was (4.22%), and its return on average assets was (0.27%).

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

          At March 31, 2001, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $22,077. The Company is in a negative gap position. Accordingly, if rates fell 200 basis points, monthly revenues would increase approximately $23,207 and a rise in rates by 200 basis points would represent a monthly loss in revenues of approximately $21,041, due to the current negative gap position of the Company.

          Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

          RESULTS OF OPERATIONS

          As of March 31, 2001 outstanding loans receivable in connection with loans made to 1,776 loan accounts totaled $144,385,566 (excluding loan loss reserve and deferred loan fees and inclusive of loans held for sale). The following table and graph set forth a comparative breakdown of the Company's loans outstanding for the quarter ended March 31, 2001 and year ended December 31, 2000, respectively.

          LOANS

                                                March 31, 2001            December 31, 2000
                                                            % of                       % of
          Type of Account                     Balance     Portfolio     Balance      Portfolio
          ---------------                     -------     ---------     -------      ---------
          Real Estate Loans, Mortgages     $ 22,477,981       16%    $ 22,514,871        15%
          Commercial Loans                   98,877,236       68      101,520,054        70
          Consumer Loans                     11,395,833        8       11,873,488         8
          Residential Loans Held for
            Sale                             11,634,516        8        9,905,499         7
                                           ------------      ---     ------------       ---
                           Totals          $144,385,566      100%    $145,813,912       100%
                                           ============      ===     ============       ===

          ALLOWANCE FOR LOAN LOSSES - The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaulation of impaired loans. Management continues to utilize a blended general portfolio allocation with segregated pools of loans and a specific loan-by-loan allocation mirroring bank regulatory classifications. Each classified credit is assigned a specific reserve allocation based upon the severity of its classification and its specific characteristics (i.e., industry, type of project, nature of collateral). General reserve allocations are also established against the unclassified major segments of the loan portfolio, as well as against unfunded commitments and exposures resulting from the issuance of letters of credit. Each quarter a comprehensive loan portfolio analysis is performed, and reserves are adjusted at such times to more adequately reflect the Bank's exposure in its loan portfolio. Additionally, the evaluation considers past loss experience, current economic conditions, the results of the most recent regulatory examination, and other relevant factors. As of December 31, 2000 the Company had $1,360,901 in its allowance for loan losses representing 1.03% of outstanding loans receivable, excluding residential loans held for sale. During the first quarter of 2001, the Company added $90,000 to the reserve. Charge-offs during this same period were $143,241 and recoveries were $760. The allowance for loan loss reserve was $1,308,420 or 1.00% of total loans receivable as of March 31, 2001. The principal amount of non-accrual loans at March 31, 2001 totaled $1,538,655 as compared to $1,431,156 as of December 31, 2000. A substantial portion of the non-accrual loans are partially or fully secured and in the process of collection. The allowance for loan losses will be adjusted in the subsequent quarters of 2001 to cover any known losses or any losses reasonably expected in the portfolio as reflected with current economic condition.

          REAL ESTATE OWNED - At December 31, 2000, other real estate owned totaled $552,497 as compared to $278,447 at March 31, 2001. The property in West Chester, Pennsylvania was sold in Februrary, 2001 for $254, 049, resulting in a loss of $21,288. The one property that the Company continues to hold is located in Drexel Hill, Pennsylvania. That property was $277,160 with an additional $1,287 capitalized during first quarter 2001 resulting in a book carrying value of $278,447. The property is currently listed for sale with a realtor, and management continues to monitor and evaluate the Bank's exposure on this property.

          DEPOSITS - At March 31, 2001, the Company held deposits aggregating $154,769,900, which reflects an increase over deposits of $151,396,140 held at December 31, 2000. Of the $154,769,900 deposits held at March 31, 2001, $24,435,531, or approximately 16%, were non-interest bearing deposits. Total deposit accounts numbered 11,999 at March 31, 2001. The following table and graph set forth a comparative breakdown of the Company's deposits outstanding for the quarter ended March 31, 2001 and year ended December 31, 2000.

          DEPOSITS

                                        March 31, 2001             December 31, 2000
                                                    % of                          % of
          Type of Account             Balance     Portfolio        Balance     Portfolio
          ---------------             -------     ---------        -------     ---------
          Non-Interest Bearing       24,435,531       16%         24,071,605       16%
          Interest Bearing           15,818,080       10          15,858,837       10
          Money Market               18,079,946       12          17,354,621       12
          Savings                     9,522,585        6           8,654,241        6
          CD's Under $100,000        48,984,220       32          47,451,674       31
          CD's Over  $100,000        37,929,538       24          38,005,162       25
                                   ------------      ---        ------------      ---
          Totals                   $154,769,900      100%       $151,396,140      100%
                                   ============      ===        ============      ===

          INCOME AND EXPENSE

          For the three months ended March 31, 2001, the Company incurred a net loss of ($18,820) or ($.01) per share (diluted), as compared to net income of $29,116 or $.02 per share (diluted) during the three months ended March 31, 2000. The decrease was attributable to expenses associated with an additional branch opened in Jenkintown and one to open in Oaks in early fall. The Company anticipates its per share price and net income to be significantly lower for the year ended December 31, 2001 due to the increased expenses associated with its strategy to expand by branching and asset growth.

          INTEREST AND FEES ON LOANS - Total interest and fees on loans at March 31, 2001 was $3,364,082 compared to $3,201,757 at March 31, 2000, representing a 5% increase. The Company experienced a moderate 10% average loan growth while the yield on the portfolio decreased from 9.93% to 9.76%. The decrease in loan yields is a result of the falling interest rate environment affecting immediate repricing of 35% of the Company's loan portfolio. This will affect the Company's earnings until such time that the interest-bearing fixed rate liabilities mature and are repriced. This will occur over the next 12 months, and at such time the Company's interest margin will be corrected.

          INTEREST INCOME ON INVESTMENT SECURITIES - Interest income on investment securities relates primarily to interest on U.S. Government Obligations. Interest income of $220,833 for the three months ended March 31, 2001, decreased 22% from $281,516 for the three months ended March 31, 2000. The Bank's investment portfolio decreased when matured and called investments were utilized to reduce borrowings and employed in overnight investments.

          INTEREST INCOME ON OTHER SECURITIES - Interest income on other securities is comprised primarily of dividends from investments of Federal Home Loan Stock and other debt securities. For the three months ended March 31, 2001 other securities income was $73,590 as compared to $71,584 for the three months ended March 31, 2000. The slight increase was due to increased holdings in Federal Home Loan Bank Stock.

          OTHER INTEREST INCOME - Interest income on temporary investments represents Federal Funds sold. For the three months ended March 31, 2001, interest income on Federal Funds sold was $35,457 as compared to $8,417 for the three months ended March 31, 2000, a 321% increase. The increase was a direct result of the Company retaining liquid funds to satisfy the loan demand arising out of a falling interest rate environment.

          ANALYSIS OF NET INTEREST INCOME

          Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

          The graph below sets forth the Company's interest income and interest expense growth for the period from March 31, 2000 through March 31, 2001:

[graph with the following plot points]

               Mar              Apr               May               Jun               Jul               Aug
Loans       130,872,850     134,684,442       135,276,524       141,727,704       142,543,368       142,014,101
Deposits    139,421,749     140,353,813       141,551,302       151,589,799       156,138,999       154,999,059

                Sep             Oct               Nov               Dec               Jan               Feb               Mar
Loans       141,947,556     143,037,788       145,498,285       145,813,914       141,823,684       145,589,499       144,385,465
Deposits    151,327,977     154,225,533       152,300,619       151,471,090       150,421,693       150,421,693       154,911,754

          The Company's net interest income, after provision for loan losses, for the quarters ended March 31, 2001 and March 31, 2000 was $1,862,238 and $1,963,780, respectively. Total interest income was $3,693,962 for the quarter ended March 31, 2001, as compared to $3,563,274 for the quarter ended March 31, 2000. Interest expense on deposits and borrowings was $1,741,724 for the three months ended March 31, 2001, as compared to $1,499,494 for the three months ended March 31, 2000.

          The increase in interest income primarily was due to growth in loans between March 2000 and 2001.

     [graph with the following plot points]

                   Mar       Apr       May       Jun       Jul       Aug       Sep       Oct
Net Int Inc        738,253   681,036   760,940   784,353   730,514   704,531   675,321   721,900
Tot Non Int Exp    802,187   771,780   909,835   957,056   946,565   928,328   928,135   903,486



                   Nov       Dec       Jan       Feb       Mar
Net Int Inc        722,399   582,690   631,285   677,451   671,207
Tot Non Int Exp    899,969   976,791   909,920   930,380   984,428

          INTEREST EXPENSE - Interest expense of $1,741,724 represented 47% of gross interest income for the three months ended March 31, 2001, as compared to $1,499,494 or 42% of gross interest income for the three months ended March 31, 2000. The 16% increase in interest expense from March 31, 2000 to March 31, 2001 is attributable to increased growth in interest-bearing deposits and a higher cost of funds. The average cost of funds increased from 4.61% at March 31, 2000 to 5.16% at March 31, 2001.

          NON-INTEREST EXPENSE - For the quarter ended March 31, 2001, non-interest expenses were $2,884,609 as compared to $2,445,834 during the first quarter of 2000, an 18% increase. Of this amount, $1,640,868, or approximately 57%, was attributable to salary and related employee benefits as compared to $1,390,647, or 57%, during the first quarter of 2000. The increase was primarily due to increased staffing to accommodate the Company's opening of an additional branch in Jenkintown in January, 2001 and another branch opening in Oaks in early fall.

          OCCUPANCY EXPENSES - Occupancy expenses of $393,067 accounted for 14% of total non-interest expenses for the three months ended March 31, 2001. This was an increase of 31% over the same period in 2000. The increased occupancy expenses are directly attributable to the additional space the Bank leased to accommodate the branch expansion as well as additional space to support the internal growth of the Bank. Occupancy expense for the three months ended March 31, 2000 was $300,395 or 12% of total non-interest expenses.

          EQUIPMENT EXPENSES - Equipment expenses of $148,000 for the three months ended March 31, 2001 represented an increase of 26% from $117,736 for the three months ended March 31, 2000. The increase was a result of additional maintenance contracts on certain of the Bank's equipment, additional equipment leases for the branches and upgrades to the Bank's existing equipment.

          BUSINESS DEVELOPMENT EXPENSES - Business development expenses for the quarter ended March 31, 2001 were $92,113 as compared to $83,350 for the quarter ended March 31, 2000, an 11% increase. The increase is attributable to the additional staff added to the mortgage and branch divisions marketing the Bank's products.

          OTHER OPERATING - Other operating expenses are comprised of advertising, accounting, auto and travel, insurance and examinations, postage and freight, data processing fees, printing and supplies and Pennsylvania Shares Tax payments. Other operating expenses for the three months ended March 31, 2001 were $610,561, or approximately 21% of total non-interest expenses. During the three months ended March 31, 2000 other operating expenses were $553,706 or approximately 23% of total non-interest expenses.

          There was no income tax expense for the quarter ended March 31, 2001 due to the Company's net loss. Income tax expense for the quarter ended March 31, 2000 was $34,264.

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

21       Subsidiaries of the Registrant

27       Financial Data Schedule

-------------------
* Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.

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




Date Executed:  May 8, 2001

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                               March 31, 2001     December 31, 2000
                                                                               --------------     -----------------
ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                               $   7,110,898       $   6,886,426
  Federal funds sold                                                               11,000,000                   0
                                                                                -------------       -------------
    Total cash and cash equivalents                                                18,110,898           6,886,426

INVESTMENT SECURITIES:
  Held to maturity (fair value- 2001, $571,114; 2000, $571,313)                       570,007             570,027
  Available for sale (amortized cost - 2001, $8,053,502;
  2000, $19,053,947)                                                                7,692,323          18,636,115
  Federal Home Loan Bank Stock                                                        762,700             762,700
  Federal Reserve Bank Stock                                                          323,400             323,400

LOANS (Net of allowance for loan losses - 2001, $1,308,420;
  2000, $1,360,901)                                                               131,072,788         134,219,465

MORTGAGE LOANS HELD FOR SALE                                                       11,634,516           9,905,499

REAL ESTATE OWNED                                                                     278,447             552,497

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                2,083,379           1,966,440

ACCRUED INTEREST RECEIVABLE                                                         1,081,928           1,348,415

OTHER ASSETS                                                                          946,359             783,972

DEFERRED INCOME TAXES                                                                 484,085             503,348
                                                                                -------------       -------------
TOTAL                                                                           $ 175,040,830       $ 176,458,304
                                                                                =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                           $  24,435,531          24,071,605
  Interest-bearing demand deposits                                                 15,818,080          15,858,837
  Savings deposits                                                                  9,522,585           8,654,241
  Money market deposits                                                            18,079,946          17,354,621
  Time deposits                                                                    86,913,758          85,456,836
                                                                                -------------       -------------
    Total deposits                                                                154,769,900         151,396,140

BORROWED FUNDS                                                                      2,000,000           7,000,000
GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                                 5,000,000           5,000,000

ACCRUED INTEREST PAYABLE                                                            1,515,046           1,196,253

ACCRUED EXPENSES AND OTHER LIABILITIES                                                 42,242             170,840
                                                                                -------------       -------------
    Total Liabilities                                                             163,327,188         164,763,233
                                                                                -------------       -------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 5,000,000 shares;
    issued and outstanding, 0 shares
  Common stock, $1 par value - authorized 20,000,000 shares;
    issued and outstanding, 2000 and 2001, 2,091,320 shares                         2,091,320           2,091,320
  Capital surplus                                                                  10,331,332          10,331,332
  Accumulated deficit                                                                (470,632)           (451,812)
  Accumulated other comprehensive loss                                               (238,378)           (275,769)
                                                                                -------------       -------------
    Total shareholders' equity                                                     11,713,642          11,695,071
                                                                                -------------       -------------
 TOTAL                                                                          $ 175,040,830       $ 176,458,304
                                                                                =============       =============

                 See note to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)


                                                             2001              2000
                                                          -----------       -----------
Interest income:
  Interest and fees on loans                              $ 3,364,082       $ 3,201,757
  Interest and dividends on investment securities:
    US Government obligations                                 220,833           281,516
    Other securities                                           73,590            71,584
    Interest on temporary investments                          35,457             8,417
                                                          -----------       -----------
                                                            3,693,962         3,563,274
                                                          -----------       -----------
Interest expense:
  Interest on:
    Demand deposits                                            59,549            60,418
    Savings and money market deposits                         189,808           165,160
    Time deposits                                           1,351,545         1,000,400
    Guaranteed preferred beneficial interest in
     subordinated debt                                        112,500           112,500
    Federal funds purchased & other interest                   28,322           161,016
                                                          -----------       -----------
                                                            1,741,724         1,499,494
                                                          -----------       -----------

Net interest income before provision for loan losses        1,952,238         2,063,780
Provision for loan losses                                      90,000           100,000
                                                          -----------       -----------
Net interest income after provision for loan losses         1,862,238         1,963,780
                                                          -----------       -----------
Other noninterest income:
  Gain on sale of mortgage loans                              762,813           351,778
  Service charges on deposit accounts                         172,155           150,048
  Other                                                        68,583            43,608
                                                          -----------       -----------
    Total noninterest income                                1,003,551           545,434
                                                          -----------       -----------
Other noninterest expenses:
  Salary and employee benefits                              1,640,868         1,390,647
  Occupancy                                                   393,067           300,395
  Equipment                                                   148,000           117,736
  Computer processing                                         117,497            87,608
  Deposit insurance                                             9,080             3,518
  Legal                                                        23,237            31,991
  Professional fees                                            45,989            15,975
  Business development                                         92,113            83,350
  Office and stationary supplies                               37,939            60,359
  Director fees                                                26,050            29,675
  Advertising                                                  14,465            35,992
  Amortization of debt issuance costs                          12,630            12,630
  Other operating                                             323,674           275,958
                                                          -----------       -----------
    Total noninterest expenses                              2,884,609         2,445,834
                                                          -----------       -----------

(Loss) income before income taxes                             (18,820)           63,380
Provision for income taxes                                          0            34,264
                                                          -----------       -----------
Net (loss) income                                         $   (18,820)      $    29,116
                                                          ===========       ===========
Net income per common share - basic                       $     (0.01)      $      0.02
                                                          ===========       ===========
Net income per common share - diluted                     $     (0.01)      $      0.02
                                                          ===========       ===========
Weighted average number of shares - basic                   2,091,320         1,754,139
                                                          ===========       ===========
Weighted average number of shares - diluted                 2,140,278         1,787,008
                                                          ===========       ===========

                 See note to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (Unaudited)

                                                                       2001               2000
                                                                   ------------       ------------
Operating activities:
  Net (loss) income                                                $    (18,820)      $     29,116
  Adjustments for non-cash items included in net income:
    Depreciation and amortization                                       144,873             94,219
    Provision for loan losses                                            90,000            100,000
    Net amortization of bond premium/discount                             1,991             11,236
    Amortization of deferred fees & costs, net                         (114,185)           (42,247)
    Gain on sale of mortgages held for sale                            (762,813)          (351,778)
    Loss on sale of real estate owned                                    21,288
  Changes in assets and liabilities which (used) provided
    cash:
    Mortgage loans held for resale                                     (860,062)         2,150,474
    Accrued interest receivable                                         266,487            151,585
    Other assets                                                       (176,543)          (100,517)
    Accrued interest payable                                            318,793            211,393
    Accrued expenses and other liabilities                             (128,598)          (159,524)
                                                                   ------------       ------------
Net cash (used in) provided by operating activities                  (1,217,589)         2,093,957
                                                                   ------------       ------------
Investing activities:
  Purchase of investment securities available for sale               (2,000,000)
  Proceeds from maturity of investment securities                    13,000,000
  Net change in loans to customers                                    3,064,720         (3,001,801)
  Purchase of furniture, equipment and leasehold improvements          (249,181)          (412,496)
  Costs capitalized for real estate owned                                (1,287)
  Proceeds on sale of real estate owned                                 254,049            303,171
                                                                   ------------       ------------
Net cash provided by (used in) investing activities                  14,068,301         (3,111,126)
                                                                   ------------       ------------
Financing activities:
  Exercise of stock warrants                                             32,152
  Increase in demand, savings and time deposits                       3,373,760          8,973,013
  Repayment of borrowed funds                                        (5,000,000)        (1,000,000)
                                                                   ------------       ------------
Net cash (used in) provided by financing activities                  (1,626,240)         8,005,165
                                                                   ------------       ------------

Net increase in cash and cash equivalents                            11,224,472          6,987,996
Cash and cash equivalents, beginning of year                          6,886,426          3,088,835
                                                                   ------------       ------------
Cash and cash equivalents, end of period                           $ 18,110,898       $ 10,076,831
                                                                   ============       ============
Supplemental disclosures of cash flow information:
  Cash paid during  the period for:
    Interest                                                       $  1,422,931       $  1,288,101
                                                                   ============       ============
    Income taxes paid                                              $          0       $          0
                                                                   ============       ============


                 See note to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
               NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-Q and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2001 and 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements include the accounts of Madison Bancshares Group, Ltd. and its wholly owned subsidiary, The Madison Bank. All significant intercompany balances and transactions have been eliminated.

     NET INCOME PER SHARE - Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options and stock warrants.


     COMPREHENSIVE INCOME - Amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity and are presented as a component of comprehensive income. Comprehensive income for the three month periods ended March 31, 2001 and 2000 was $47,417 and $8,166, respectively.

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