Form 10QSB
period 2001-06-30
MADISON BANCSHARES GROUP LTD
filed 2001-08-10
CIK 846809

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period Ended: June 30, 2001


Commission file number 0-17539
                       -------


                         MADISON BANCSHARES GROUP, LTD.
              ---------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

       Pennsylvania                                  23-2512079
-------------------------------                  -----------------
(State or other jurisdiction of           (IRS Employer Identification Number)
incorporation or organization)

    1767 Sentry Parkway West, Blue Bell, PA            19422
------------------------------------------------    -----------
    (Address of principal executive offices)         (Zip Code)

                                 (215) 641-1111
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

                                       N/A
       -----------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

     2,091,320 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of August 3, 2001.

                                     PART I

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

     Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended June 30, 2001 and 2000. The Bank commenced operations in August, 1989.


CAPITAL RESOURCES

     The total number of shares of common stock outstanding at June 30, 2001 and December 31, 2001 was 2,091,320, respectively. The book value per share of the Company's common stock at December 31, 2000 was $5.59 per share and at June 30, 2001 was $5.48 per share.

     The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and bank holding companies. The Company's actual ratios at June 30, 2001 and December 31, 2000, respectively, each of which exceeded the levels required to be classified as "adequately capitalized" under applicable regulatory guidelines.


                                      Regulatory      Actual       Actual
Ratio                                  Minimum       12/31/00      6/30/01
-----                                  -------       --------      -------
Qualifying Total Capital to
Risk Weighted Assets                     8.0%          14.57%       14.44%

Tier 1 Capital, net of intangibles
to Risk Weighted Assets                  4.0%          12.69%       12.27%

Tier 1 Leverage Ratio of Capital to
Total Adjusted Average Assets            4.0%           9.02%        8.62%


     The Company's capital-to-assets ratio decreased from 6.63% as of December 31, 2000 to 6.31% as of June 30, 2001. The decrease in the capital-to-assets ratio for the six months and quarter ended June 30, 2001, was attributable to the growth in assets and a decline in capital resulting from the loss posted for the six months ended June 30, 2001 of $503,084. Management anticipates that its capital-to-assets ratio will decline in future periods as the Company's core assets continue to grow. The Company's average return on equity for the year ended December 31, 2000, was (4.22)%; and its return on average assets was (.27)%. For the six month period ended June 30, 2001, the Company's average return on equity was (8.78)% and its return on average assets was (.057)%. The significant decrease in the Company's return on average equity and average assets is directly attributable to the increased branch expansion that the Company has planned. This negative impact on earnings are expected to be temporary in nature and may reverse when the branches start growing and obtain a market share in their specific markets.


LIQUIDITY

     The Bank's liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Bank's primary sources of funds are deposits, borrowings, amortization and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products consistent with the conservative operating philosophy of its management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement. At June 30, 2001, the Bank had no FHLB advances.

     The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing certificates of deposits and savings withdrawals and expenses related to general operations of the Bank. At June 30, 2001, the total approved loan commitments outstanding amounted to approximately $17 million including unadvanced lines of credit. Certificates of deposit scheduled to mature in one year or less at June 30, 2001 totaled $62,604,190. Investment securities totaled $7,486,416 at June 30, 2001, of which $769,921 are scheduled to mature or reprice in one year or less. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

     At June 30, 2001, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $21,517 annually. If rates fell 200 basis points, monthly revenues a year from now would increase approximately $21,926 and a rise in rates by 200 basis points would represent a monthly decrease in revenues a year from now of approximately $21,167. Management believes that any impact will not be significant.

RESULTS OF OPERATIONS

     As of June 30, 2001 outstanding loans receivable in connection with loans made to 1,814 loan accounts totaled approximately $148,215,287 (excluding loan loss reserve and deferred loan fees). The following table sets forth a comparative breakdown of the Company's loans outstanding for the quarter ended June 30, 2001 and year ended December 31, 2000, respectively.

LOANS

                                              June 30, 2001           December 31, 2000
                                                          % of                      % of
Type of Account                           Balance       Portfolio     Balance     Portfolio
---------------                           -------       ---------     -------     ---------
Real Estate Loans, Mortgages           $ 21,831,802        15%     $ 22,514,871      15%
Commercial Loans                        100,099,196        68       101,520,054      70
Consumer Loans                           11,217,116         7        11,873,488       8
Residential Loans Held for
  Sale                                   15,067,173        10         9,905,499       7
                                       ------------       ---      ------------     ---

Totals                                 $148,215,287       100%     $129,652,578     100%
                                       ============       ===      ============     ===


     ALLOWANCE FOR LOAN LOSSES - For the quarter and six months ended June 30, 2001, the Bank added to its provision for loan losses $620,000 and $710,000, respectively. The increase in the provision in the second quarter was caused by deterioration of certain loan accounts and a general decline in the overall economic condition. During the quarter and six months ended June 30, 2000, the Bank added $80,000 and $180,000 to its provision for loan losses, respectively.

     As of December 31, 2000, the Bank had $1,360,901 in its allowance for loan losses, representing 1.03% of outstanding loans receivable. During the first six months ended June 30, 2001 the Bank added $710,000 to the reserve. Loans charged off against the reserve during second quarter of 2001 amounted to $551,816. There were recoveries to previously charged off loans during the six months ended June 30, 2001 of $2,910. The allowance for loan loss reserve was $1,521,995 at June 30, 2001, representing 1.03% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio. The credit quality of the loan portfolio will continue to be closely monitored.

     REAL ESTATE OWNED - Other real estate owned at June 30, 2001 totaled $278,447. This consists of one property in Drexel Hill, Pennsylvania. The value of the property was $277,160 with an additional $1,287 capitalized during the first quarter of 2001 resulting in a book carrying value of $278,447. Management had the property appraised and the result was a $60,000 write-down on the property subsequent to June 30, 2001. This amount was fully reserved at June 30, 2001. The current carrying value on the property is $218,447. The property is currently listed for sale with a realtor and management continues to monitor and evaluate the Bank's exposure on this property.


     DEPOSITS - As of June 30, 2001, the Company held deposits aggregating $160,571,613, representing an increase of approximately 6% from deposits of $151,396,140 held at December 31, 2000. Of the deposits held at June 30, 2001, $29,770,282, or approximately 19%, were non-interest-bearing deposits. At June 30, 2001 total deposit accounts numbered 12,041.

DEPOSITS

                                      June 30, 2001             December 31, 2000
                                                  % of                        % of
Type of Account                     Balance      Portfolio    Balance       Portfolio
---------------                     -------      ---------    -------       ---------
Non-Interest bearing               29,770,282       19%       24,071,605       16%
Interest bearing                   15,701,428       10        15,858,837       10
Money Market                       17,911,631       11        17,354,621       12
Savings                            10,543,961        7         8,654,241        6
CD's Under 100M                    45,579,101       28        47,451,674       31
CD's Over 100M                     41,065,210       25        38,005,162       25
                                 ------------      ---      ------------      ---
  Totals                         $160,571,613      100%     $151,396,140      100%
                                 ============      ====     ============      ===


INCOME AND EXPENSE

     For the six months ended June 30, 2001, the Company had a net loss of $503,084, or $0.23 per share, as compared to net income of $150,841 or $.08 per share during the six months ended June 30, 2000. For the quarter ended June 30, 2001, the Company had a net loss of $484,264 or $0.22 per share as compared to net income of $121,725, or $.07 per share for the quarter ended June 30, 2000. The decrease in net income from the quarter and six months ended June 30, 2001 was attributable to the company increasing its reserves for loan loss allowance by an additional $500,000 to cover any shortfall from the portfolio analysis performed in second quarter. Other contributing factors included the branch opening in Jenkintown, Pennsylvania, additional staffing at the corporate office and the aggressive decrease in interest rate drops that the industry as a whole has suffered which results in lower net interest margins.

     INTEREST AND FEES ON LOANS - Total interest and fees on loans as of June 30, 2001 was $6,787,377 as compared to $6,627,134 for the six months ended June 30, 2000. For the quarter ended June 30, 2001 interest and fees on loans was $3,410,583 as compared to $3,425,377 for the quarter ended June 30, 2000. The Bank experienced approximately 5% loan growth from June 30, 2000 to June 30, 2001 and a decrease of approximately .67% yield on the portfolio during this same period.

     INTEREST INCOME ON INVESTMENT SECURITIES - Interest income on investment securities relates to interest on U.S. Government Obligations and Federal Agency Obligations. Interest income on U.S. Government Obligations for the six months ended June 30, 2001 was $295,899 as compared to $563,052 for the six months ended June 30, 2000. For the quarter ended June 30, 2001, interest income on U.S. Government Obligations was $75,066 as compared to $281,536 at June 30, 2000. The decrease for the quarter and six months ended June 30, 2001 was due to maturities and call features exercised on the agency bonds.

     INTEREST INCOME ON OTHER SECURITIES - Interest income on other securities is comprised primarily of interest income on Municipal Bonds, Debt Securities, Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. Interest income on other securities for the six months ended June 30, 2001, was $150,321 as compared to $143,840 for the six months ended June 30, 2000. For the quarters ended June 30, 2001 and June 30, 2000 interest income was $76,731 and $72,256, respectively.

     OTHER INTEREST INCOME - Interest income on temporary investments represents federal funds sold. For the six months and quarter ended June 30, 2001, interest income on federal funds sold was $121,290 and $85,841 as compared to $25,001 and $16,584 for the six months and quarter ended June 30, 2000. The increase in interest on temporary investments represents the increase in federal funds sold due to the cash paid back on matured and called bonds.


ANALYSIS OF NET INTEREST INCOME

     Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

     The graph below sets forth the Bank's net interest income and non-interest expense for the period from June 30, 2000 through June 30, 2001.


[graph with the following plot points]

                     Jun       Jul       Aug       Sep       Oct        Nov       Dec        Jan        Feb           Mar

Net Int Inc        784,353   730,514   704,531   675,321   721,900    722,399   582,690    631,285    677,451      671,207
Tot Non Int Exp    957,056   946,565   928,328   928,135   903,486    899,969   976,791    909,920    920,380    1,037,470

                     Apr         May         Jun

Net Int Inc          725,904     682,772     114,642
Tot Non Int Exp    1,005,831   1,050,546   1,055,478


     The Company's net interest income, after provision for loan losses decreased 19% to $3,757,067 for the six months ended June 30, 2001 as compared to $4,040,198 for the six months ended June 30, 2000. The Company's net interest income, after provision for loan losses, decreased 33% to $1,382,117 for the quarter ended June 30, 2001 as compared to $2,076,418 for the quarter ended June 30, 2000. Interest income decreased .06% to $7,354,895 for the six months ended June 30, 2001, as compared to $7,359,027 for the six months ended June 30, 2000. For the quarter ended June 30, 2001 the Company's interest income decreased 4% to $3,648,221 from $3,795,753 for the quarter ended June 30, 2000. This decrease in interest income was directly attributable to a 300 basis point interest rate drop on 48% of the Bank's loan portfolio that is floating to prime.


[graph with the following plot points]

                   Jun              Jul              Aug             Sep             Oct              Nov              Dec

Loans          141,727,704      142,543,368      142,014,101     141,947,556     143,037,788      145,498,285      145,813,914
Deposits       151,589,799      156,138,999      154,999,059     151,327,977     154,225,533      152,300,619      151,471,090


                   Jan              Feb               Mar              Apr             May              Jun

Loans          141,823,684       145,589,499      144,385,465     149,757,518      151,596,412      148,215,287
Deposits       150,421,693       150,421,693      154,911,754     156,877,831      157,509,800      160,571,613

NON-INTEREST INCOME

     Other income, which was primarily comprised of gains on sales of mortgage loans in the secondary market, increased 73% to $2,246,522 for the six months ended June 30, 2001, as compared to $1,299,813 during the same period in 2000. For the quarter ended June 30, 2001, other income increased 65% to $1,242,971 from $754,379 for the quarter ended June 30, 2000. The increase in other income for the quarters and six months ended June 30, 2001, resulted primarily from an increase on fees from refinancings and sales of mortgage loans derived from a lower overall interest rate environment.

     INTEREST EXPENSE - Interest expense on deposits and borrowed funds increased from $3,138,829 for the six months ended June 30, 2000, to $3,387,828 for the six months ended June 30, 2001, an 8% increase. Interest expense increased to $1,646,104 for the quarter ended June 30, 2001 as compared to $1,639,335 for the quarter ended June 30, 2000. The increase in interest expense is attributable to deposit growth. While the recent drop in interest rates did not have a significant impact in the second quarter, the repricing of deposits are expected to have a more positive impact during the next six months.

     NON-INTEREST EXPENSE - During the six months ended June 30, 2001, non-interest expense increased 17% to $6,006,673 as compared to $5,113,800 during the same period in 2000. Of this amount, $3,427,177, or approximately 57% of the increase was attributable to salary and related employee benefits as compared to $2,906,268 or approximately 57% of total non-interest expense, during the first six months of 2000. For the quarter ended June 30, 2001, non-interest expense totaled $3,122,064 as compared to $2,667,966 during the same quarter of 2000, an increase of 17%. Salary and employee related benefits expense was $1,786,309 for the quarter ended June 30, 2001 as compared to $1,515,621 during the same period in 2000, an 18% increase. The increase in salary and related expenses was due to increased staffing for branch expansion in Jenkintown as well as additional corporate staff additions.

     OCCUPANCY EXPENSES - Occupancy expenses of $794,684 accounted for 13% of total non-interest expense for the six months ended June 30, 2001. This was an increase of 38% over the same period in 2000. Occupancy expense of $401,617 accounted for 13% of total non-interest expense for the quarter ended June 30, 2000. This was an increase of 46% over the same period in 2000. The increased occupancy expense is directly attributable to the additional space the Bank leased to accommodate the branch expansion as well as additional space to support the internal growth of the Bank.

     EQUIPMENT EXPENSES - Equipment expense of $307,880 for the six months ended June 30, 2001 represented an increase of 21% from $254,128 for the six months ended June 30, 2000. Equipment expense of $159,880 for the quarter ended June 30, 2001 represented an increase of 17% from $136,392 for the quarter ended June 30, 2000. The increase was a result of additional maintenance contracts on certain of the Bank's equipment, additional equipment leases for the branches and upgrades to the Bank's existing equipment.

     BUSINESS DEVELOPMENT EXPENSES - Business development expense for the six months ended June 30, 2001 were $193,345 as compared to $168,257 for the six months ended June 30, 2000, an 15% increase. Business development expense for the quarter ended June 30, 2001 was $101, 232 as compared to $84,907 for the quarter ended June 30, 2000, a 19% increase. The increase is attributable to the additional staff added to the mortgage and branch divisions marketing the Bank's products.

     OTHER OPERATING - Other operating expenses are comprised of advertising, accounting, auto and travel, insurance and examinations, postage and freight, data processing fees, printing and supplies and Pennsylvania Shares Tax payments. Other operating expenses for the six months ended June 30, 2001 were $1,283,587, as compared to $1,210,183 for the six months ended June 30, 2000. Other operating expenses for the quarter ended June 30, 2001 was $673,026 as compared to $656,477 for the quarter ended June 30, 2000.

                           PART II - OTHER INFORMATION


ITEM 1 THROUGH 3

     Not Applicable


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On May 15, 2001 the Company held its Annual Meeting of Shareholders. As of the record date the total number of votes eligible to cast at the Annual Meeting was 2,091,320. The following proposals were presented for a vote by the company's stockholders:

         PROPOSAL I - Election of Four (4) Class III Directors.

         PROPOSAL II - Ratification of the Appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2001 fiscal year.

     (b) At the Company's Annual Meeting, as set forth below, all proposals were approved

     (c) PROPOSAL I. ELECTION OF DIRECTORS. Four directors were nominated by the Company to stand for re-election to the Board. As set forth below each of the Company's nominees were re-elected.

     Name of Nominee              Vote For       Vote Withheld       Abstain
     ---------------              --------       -------------       -------
     Vito A. DeLisi               1,575,341           10,227          4,954

     Francis R. Iacobucci         1,575,341           10,227          4,954

     Donald J. Reape              1,575,341           10,227          4,954

     Salvatore S. Paone           1,575,341           10,227          4,954

     PROPOSAL II. RATIFICATION OF DELOITTE & TOUCHE LLP AS THE COMPANY'S INDEPENDENT AUDITORS FOR THE 2000 FISCAL YEAR.

     Votes For               Votes Withheld                Abstain
     ---------               --------------                -------
     1,584,092                   1,215                      5,215

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


August 7, 2001

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                   June 30, 2001       December 31, 2000
                                                                                   -------------       -----------------
ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                                  $   7,664,352         $   6,886,426
  Federal funds sold                                                                  12,000,000                     0
                                                                                   -------------         -------------
     Total cash and cash equivalents                                                  19,664,352             6,886,426

INVESTMENT SECURITIES:
  Held to maturity (fair value-2001, $570,880; 2000, $571,313)                           570,000               570,027
  Available for sale (amortized cost-2001, $6,052,491; 2000, $19,053,947)              5,696,016            18,636,115
  Federal Home Loan Bank Stock                                                           897,000               762,700
  Federal Reserve Bank Stock                                                             323,400               323,400

LOANS (Net of allowance for loan losses-2001, $1,521,995;
  2000, $1,360,901)                                                                  131,206,888           134,219,465

MORTGAGE LOANS HELD FOR SALE                                                          15,067,173             9,905,499

REAL ESTATE OWNED                                                                        278,447               552,497

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                   2,003,000             1,966,440

ACCRUED INTEREST RECEIVABLE                                                            1,055,330             1,348,415

OTHER ASSETS                                                                             780,336               783,972

DEFERRED INCOME TAXES                                                                    562,477               503,348
                                                                                   -------------         -------------
TOTAL                                                                              $ 178,104,419         $ 176,458,304
                                                                                   =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                              $  29,770,282            24,071,605
  Interest-bearing demand deposits                                                    15,701,428            15,858,837
  Savings deposits                                                                    10,543,961             8,654,241
  Money market deposits                                                               17,911,631            17,354,621
  Time deposits                                                                       86,644,311            85,456,836
                                                                                   -------------         -------------
     Total deposits                                                                  160,571,613           151,396,140

BORROWED FUNDS                                                                                               7,000,000

GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                                    5,000,000             5,000,000

ACCRUED INTEREST PAYABLE                                                               1,194,037             1,196,253

ACCRUED EXPENSES AND OTHER LIABILITIES                                                   106,290               170,840
                                                                                   -------------         -------------
     Total Liabilities                                                               166,871,940           164,763,233
                                                                                   -------------         -------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value-authorized 5,000,000 shares; issued and outstanding, 0 shares
  Common stock, $1 par value-authorized 20,000,000 shares;
    issued and outstanding, 2001 and 2000, 2,091,320 shares                            2,091,320             2,091,320
  Capital surplus                                                                     10,331,332            10,331,332
  Accumulated deficit                                                                   (954,897)             (451,812)
  Accumulated other comprehensive loss                                                  (235,276)             (275,769)
                                                                                   -------------         -------------
     Total shareholders' equity                                                       11,232,479            11,695,071
                                                                                   -------------         -------------
 TOTAL                                                                             $ 178,104,419         $ 176,458,304
                                                                                   =============         =============

                 See note to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
        FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2001 AND 2000

                                                                    Three Months Ended                     Six Months Ended
                                                            -------------------------------        -------------------------------
                                                                2001                2000              2001                2000
                                                            -----------         -----------        -----------         -----------
Interest income:
  Interest and fees on loans                                $ 3,423,295         $ 3,425,377        $ 6,787,377         $ 6,627,134
  Interest and dividends on investment securities:
    US Government obligations                                    75,066             281,536            295,899             563,052
    Other securities                                             76,731              72,256            150,321             143,840
    Interest on temporary investments                            85,841              16,584            121,298              25,001
                                                            -----------         -----------        -----------         -----------
                                                              3,660,933           3,795,753          7,354,895           7,359,027
                                                            -----------         -----------        -----------         -----------
Interest expense:
  Interest on:
    Demand deposits                                              57,724              58,918            117,273             119,336
    Savings and money market deposits                           176,602             176,778            366,410             341,938
    Time deposits                                             1,289,802           1,167,161          2,641,347           2,167,561
    Guaranteed preferred beneficial interest in
     subordinated debt                                          112,500             112,500            225,000             225,000
    Federal funds purchased & other interest                      9,476             123,978             37,798             284,994
                                                            -----------         -----------        -----------         -----------
                                                              1,646,104           1,639,335          3,387,828           3,138,829
                                                            -----------         -----------        -----------         -----------

Net interest income before provision for loan losses          2,014,829           2,156,418          3,967,067           4,220,198
Provision for loan losses                                       620,000              80,000            710,000             180,000
                                                            -----------         -----------        -----------         -----------
Net interest income after provision for loan losses           1,394,829           2,076,418          3,257,067           4,040,198
                                                            -----------         -----------        -----------         -----------

Other noninterest income:
  Gain on sale of mortgage loans                                987,463             521,569          1,750,276             873,347
  Service charges on deposit accounts                           185,732             189,350            357,887             339,398
  Other                                                          69,776              43,460            138,359              87,068
                                                            -----------         -----------        -----------         -----------
     Total noninterest income                                 1,242,971             754,379          2,246,522           1,299,813
                                                            -----------         -----------        -----------         -----------

Other noninterest expenses:
  Salary and employee benefits                                1,786,309           1,515,621          3,427,177           2,906,268
  Occupancy                                                     401,617             274,569            794,684             574,964
  Equipment                                                     159,880             136,392            307,880             254,128
  Computer processing                                           158,231             114,699            275,728             202,307
  Deposit insurance                                              12,580               6,817             21,660              10,335
  Legal                                                          30,752              39,641             53,989              71,632
  Professional fees                                                  36              24,700             46,025              40,675
  Business development                                          101,232              84,907            193,345             168,257
  Office and stationary supplies                                 67,829              56,857            105,768             117,216
  Director fees                                                  32,225              28,900             58,275              58,575
  Advertising                                                    18,973              35,003             33,438              70,995
  Amortization of debt issuance costs                            12,630              12,630             25,260              25,260
  Other operating                                               339,770             337,230            663,444             613,188
                                                            -----------         -----------        -----------         -----------
     Total noninterest expenses                               3,122,064           2,667,966          6,006,673           5,113,800
                                                            -----------         -----------        -----------         -----------

Income before income taxes                                     (484,264)            162,831           (503,084)            226,211
Provision for income taxes                                            0              41,106                  0              75,370
                                                            -----------         -----------        -----------         -----------
Net income                                                  $  (484,264)        $   121,725        $  (503,084)        $   150,841
                                                            ===========         ===========        ===========         ===========

Net income per common share-basic                           $     (0.23)        $      0.07        $     (0.24)        $      0.09
                                                            ===========         ===========        ===========         ===========
Net income per common share-diluted                         $     (0.22)        $      0.07        $     (0.23)        $      0.08
                                                            ===========         ===========        ===========         ===========

Weighted average number of shares-basic                       2,091,320           1,762,208          2,091,320           1,758,173
                                                            ===========         ===========        ===========         ===========

Weighted average number of shares-diluted                     2,162,478           1,799,389          2,148,685           1,793,252
                                                            ===========         ===========        ===========         ===========

                 See notes to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (Unaudited)

                                                                           2001                2000
                                                                       ------------         ------------
Operating activities:
  Net (loss) income                                                    $   (503,084)        $    150,841
  Adjustments for non-cash items included in net income:
    Depreciation and amortization                                           266,332              235,964
    Provision for loan losses                                               710,000              180,000
    Net amortization of bond premium/discount                                 1,481               25,305
    Amortization of deferred fees & costs, net                              (65,740)              30,913
    Gain on sale of mortgages held for sale                              (1,750,276)            (873,347)
    Loss on sale of real estate owned                                        21,288
  Changes in assets and liabilities which (used) provided cash:
     Mortgage loans held for resale                                      (3,411,398)          (4,768,390)
     Accrued interest receivable                                            293,085             (160,641)
     Other assets                                                           (76,356)            (238,521)
     Accrued interest payable                                                (2,216)             275,261
     Accrued expenses and other liabilities                                 (64,550)            (116,529)
                                                                       ------------         ------------
Net cash (used in) operating activities                                  (4,581,434)          (5,259,144)
                                                                       ------------         ------------

Investing activities:
  Purchase of investment securities available for sale                   (2,000,000)
  Purchase of Federal Home Loan Bank stock                                 (134,300)             (12,700)
  Proceeds from maturity of investment securities
    available for sale                                                   15,000,000
  Net change in loans to customers                                        2,368,317           (6,486,560)
  Purchase of furniture, equipment and leasehold improvements              (302,892)            (574,570)
  Costs capitalized for real estate owned                                    (1,287)
  Proceeds on sale of real estate owned                                     254,049              303,171
                                                                       ------------         ------------
Net cash provided by (used in) investing activities                      15,183,887           (6,770,659)
                                                                       ------------         ------------

Financing activities:
  Increase in demand, savings and time deposits                           9,175,473           20,416,312
  Decrease in borrowed funds                                             (7,000,000)          (2,000,000)
  Exercise of stock warrants                                                                      32,152
  Issuance of common stock                                                                       991,250
                                                                       ------------         ------------
Net cash provided by financing activities                                 2,175,473           19,439,714
                                                                       ------------         ------------

Net increase in cash and cash equivalents                                12,777,926            7,409,911
Cash and cash equivalents, beginning of period                            6,886,426            3,088,835
                                                                       ------------         ------------
Cash and cash equivalents, end of period                               $ 19,664,352         $ 10,498,746
                                                                       ============         ============

Supplemental disclosures of cash flow information:
    Interest paid                                                      $  3,390,044         $  2,863,568
                                                                       ============         ============

    Income taxes paid                                                  $          0         $     63,000
                                                                       ============         ============

                 See notes to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
               NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2001



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the six month periods ended June 30, 2001 and 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

     COMPREHENSIVE INCOME - Amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity and are presented as a component of comprehensive income. Comprehensive income for the six month periods ended June 30, 2001 and 2000 was $35,121 and $103,459, respectively.

     NEW ACCOUNTING PRONOUNCEMENTS - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, BUSINESS COMBINATIONS and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. Adoption of SFAS No. 141 and No. 142 is not expected to have a material impact on the Company's financial statements.