Form 10QSB
period 2001-09-30
MADISON BANCSHARES GROUP LTD
filed 2001-11-14
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended: September 30, 2001
                                               ------------------
Commission file number 0-17539
                       -------

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

                               YES |X|   NO ___

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     2,091,320 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of October 29, 2001.

                                     PART 1

ITEM 1 - FINANCIAL STATEMENTS

         SEE ANNEX A

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

              This report contains "forward-looking" statements. Madison Bancshares Group, Ltd. is including this statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of changes in capital-to-assets ratio, (b) statements of plans and objectives of the Company or its management or Board of Directors, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business. For a discussion of specific risks relating to Madison Bancshares Group, Ltd. business and operations, please refer to the section entitled "risk factors" set forth in the Company's annual report on Form 10KSB for the year ended December 31, 2000.

         Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended September 30, 2001 and 2000. The Bank commenced operations in August, 1989.


         CAPITAL RESOURCES

         The total number of shares of common stock outstanding at September 30, 2001 and December 31, 2000 was 2,091,320. The book value per share of the Company's common stock at December 31, 2000 was $5.59 per share and at September 30, 2001 was $5.36 per share.

         The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and bank holding companies. The Company's actual ratios at September 30, 2001 and December 31, 2000, respectively, each of which exceeded the levels required to be classified as "adequately capitalized" under applicable regulatory guidelines.

                                               Regulatory     Actual       Actual
         Ratio                                 Minimum       12/31/00      9/30/01
         -----                                 -------       --------      -------
         Qualifying Total Capital to
         Risk Weighted Assets                     8.0%          14.57%      13.66%

         Tier 1 Capital, net of intangibles
         to Risk Weighted Assets                  4.0%          12.69%      11.80%

         Tier 1 Leverage Ratio of Capital to
         Total Adjusted Average Assets            4.0%           9.02%       8.57%

         The Company's capital-to-assets ratio decreased from 6.63% as of December 31, 2000 to 6.10% as of September 30, 2001. The decrease in the capital-to-assets ratio for the nine months and quarter ended September 30, 2001, was attributable to the growth in assets and a decline in capital. Management anticipates that its capital-to-assets ratio will decline in the near future periods as the Company's core assets continue to grow and estimated earnings fall short of projections. The Company's average return on equity for the year ended December 31, 2000, was (4.22)%; and its return on average assets was (.27)%. For the nine month period ended September 30, 2001, the Company's average return on equity was (6.00)% and its return on average assets was (.38)%. The significant decrease in the Company's return on average equity and average assets is directly attributable to the increased branch expansion that the Company has planned and the sudden interest rate drops that narrowed the Company's net interest margin and negatively impacted earnings. This negative impact on earnings is expected to be temporary in nature and may reverse when the branches start growing and obtain a market share in their specific markets and the opportunity to reprice earning assets and interest paying liabilities occurs.


         LIQUIDITY

         The Bank's liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Bank's primary sources of funds are deposits, borrowings, amortization and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products consistent with the conservative operating philosophy of its management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement. At September 30, 2001, the Bank had $2,000,000 in FHLB advances.

         The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing certificates of deposits and savings withdrawals and expenses related to general operations of the Bank. At September 30, 2001, the total approved loan commitments outstanding amounted to approximately $26 million including unadvanced lines of credit. Certificates of deposit scheduled to mature in one year or less at September 30, 2001 totaled $64,435,646. Investment securities totaled $6,967,844 at September 30, 2001, of which $1,285,703 are scheduled to mature or reprice in one year or less. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

         Management attempts to structure the Balance Sheet to provide for repricing of assets and liabilities in approximately equal amounts. In the opinion of the Company's management, the effect of any future inflation, reflected in a higher cost of funds environment, would be minimal since the Bank has the ability to quickly increase yields on its interest earning assets (primarily short-term investments and commercial loans) through the matching of funds.

         At September 30, 2001, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $21,775 annually. If rates fell 200 basis points, monthly revenues a year from now would increase approximately $22,838 and a rise in rates by 200 basis points would represent a monthly decrease in revenues a year from now of approximately $20,842. Management believes that any impact will not be significant. However, with the recent sudden interest rate drops of 450 basis points this year, the short-term impact has negatively effected earnings.

         Management is repricing interest earning assets and interest paying liabilities as the opportunity occurs and within a year this repricing will have a positive effect on earnings.

         RESULTS OF OPERATIONS

         As of September 30, 2001 outstanding loans receivable in connection with loans made to 1,722 loan accounts (excluding residential loans held for sale) totaled approximately $135,606,450 (excluding loan loss reserve and deferred loan fees). The following table sets forth a comparative breakdown of the Company's loans outstanding for the period ended September 30, 2001 and year ended December 31, 2000, respectively.


         LOANS

                                              September 30, 2001          December 31, 2000
                                                            % of                      % of
         Type of Account                    Balance       Portfolio     Balance     Portfolio
         ---------------                  -------------------------  ------------------------
         Real Estate Loans, Mortgages     $ 20,454,445        15%    $ 22,514,871      16%
         Commercial Loans                  103,547,711        76      101,520,054      75
         Consumer Loans                     11,604,294         9       11,873,488       9
                                          ------------       ---     ------------     ---

         Totals                           $135,606,450       100%    $135,908,413     100%
                                          ============       ===     ============     ===

         ALLOWANCE FOR LOAN LOSSES - For the nine months ended September 30, 2001, the Bank's provision remained constant at $710,000. The Bank did not add additional provision for the quarter ended September 30, 2001 due to the large increase at June 30, 2001 that brought the provision in line with the loan loss evaluation and a decrease in reserves allocated to calssified loans during the quarter ended September 30, 2001. During the quarter and nine months ended September 30, 2000, the Bank's provision for loan losses was $100,000 and $280,000, respectively.

         As of December 31, 2000, the Bank had $1,360,901 in its allowance for loan losses, representing 1.03% of outstanding loans receivable. During the first nine months ended September 30, 2001 the Bank added $710,000 to the reserve. Loans charged off against the reserve during the nine months ended September 30, 2001 amounted to $857,702. There were recoveries to previously charged off loans during the nine months ended September 30, 2001 of $8,820. The allowance for loan loss reserve was $1,222,019 at September 30, 2001, representing .78% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio. The credit quality of the loan portfolio will continue to be closely monitored.

         REAL ESTATE OWNED - Other real estate owned at September 30, 2001 totaled $381,842. This consists of two properties. The book carrying value of a property located in Drexel Hill, Pennsylvania is $218,447 and is currently listed for sale with a realtor. An additional property was added to other real estate owned in the third quarter of 2001. This property is located in Monroe

         County, Pennsylvania. The book carrying value of this property is $163,395. Management continues to monitor and evaluate the Bank's exposure on both properties.

         DEPOSITS - As of September 30, 2001, the Company held deposits aggregating $163,700,045, representing an increase of approximately 8% from deposits of $151,396,140 held at December 31, 2000. Of the deposits held at September 30, 2001, $32,779,998, or approximately 20%, were non-interest-bearing deposits. At September 30, 2001 total deposit accounts numbered 12,099.


         DEPOSITS

                                       September 30, 2001          December 31, 2000
                                                    % of                         % of
         Type of Account              Balance     Portfolio      Balance      Portfolio
         ---------------           ------------------------     -----------------------
         Non-Interest bearing      $ 32,779,998      20%        $ 24,071,605      16%
         Interest bearing            15,128,283       9           15,858,837      10
         Money Market                19,921,946      12           17,354,621      12
         Savings                      9,957,316       6            8,654,241       6
         CD's Under 100M             43,929,232      27           47,451,674      31
         CD's Over 100M              41,983,270      26           38,005,162      25
                                   ------------     ---         ------------     ---
         Totals                    $163,700,045     100%        $151,396,140     100%
                                   ============     ===         ============     ===

         INCOME AND EXPENSE

         For the nine months ended September 30, 2001, the Company had a net loss of $514,063, or ($0.25) per share, as compared to net income of $273,987 or $.15 per share during the nine months ended September 30, 2000. For the quarter ended September 30, 2001, the Company had a net loss of $10,994 or ($.01) per share as compared to net income of $123,146, or $.06 per share for the quarter ended September 30, 2000. The decrease in net income from the quarter and nine months ended September 30, 2001 was attributable to the Company increasing its reserves for loan loss allowance by an additional $500,000 to cover any shortfall from the portfolio analysis performed in the second quarter. Other contributing factors included the branch opening in Jenkintown, Pennsylvania, additional staffing at the corporate office and the aggressive decrease in interest rate drops that the industry as a whole has suffered which resulted in lower net interest margins.

         INTEREST AND FEES ON LOANS - Total interest and fees on loans as of September 30, 2001 was $10,188,350 as compared to $10,140,832 for the nine months ended September 30, 2000. For the quarter ended September 30, 2001 interest and fees on loans was $3,400,973 as compared to $3,513,698 for the quarter ended September 30, 2000. The Bank experienced a decrease of approximately .16% yield on the portfolio from September 30, 2000 to

         September 30, 2001 which was a direct result of the aggressive interest rate drops that have occurred in 2001.

         INTEREST INCOME ON INVESTMENT SECURITIES - Interest income on investment securities relates to interest on U.S. Government Obligations and Federal Agency Obligations. Interest income on U.S. Government Obligations for the nine months ended September 30, 2001 was $365,923 as compared to $844,937 for the nine months ended September 30, 2000. For the quarter ended September 30, 2001, interest income on U.S. Government Obligations was $70,024 as compared to $281,885 at September 30, 2000. The decrease for the quarter and nine months ended September 30, 2001 was due to maturities and call features exercised on the agency bonds that resulted from the aggressive interest rate drops for the year 2001.

         INTEREST INCOME ON OTHER SECURITIES - Interest income on other securities is comprised primarily of interest income on Municipal Bonds, Debt Securities, Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. Interest income on other securities for the nine months ended September 30, 2001, was $211,403 as compared to $202,836 for the nine months ended September 30, 2000. For the quarters ended September 30, 2001 and September 30, 2000 interest income was $61,082 and $58,996, respectively.

         OTHER INTEREST INCOME - Interest income on temporary investments represents federal funds sold. For the nine months ended September 30, 2001, interest income on federal funds sold was $189,954 as compared to $40,275 for the nine months ended September 30, 2000. For the quarters ended September 30, 2001 and September 30, 2000, interest on federal funds sold was $68,656 and $15,274, respectively. The increase in interest on temporary investments represents the increase in federal funds sold due to the cash paid back on matured and called bonds even though the effective yield earned was less than in September, 2000.

         ANALYSIS OF NET INTEREST INCOME

         Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

         The graph below sets forth the Bank's net interest income and non-interest expense for the period from September 30, 2000 through September 30, 2001.

         [graph with the following plot points]

                 Sep       Oct        Nov       Dec        Jan        Feb          Mar
Int Inc        675,321   721,900    722,399   582,690    631,285    677,451      671,207
Non Int Exp    928,135   903,486    899,969   976,791    909,920    920,380    1,037,470

                    Apr         May         Jun         Jul         Aug          Sep
Int Inc           725,904     682,772     114,642     715,890     701,698      728,238
Non Int Exp     1,005,831   1,050,546   1,055,478   1,096,750   1,135,907    1,099,483

         The Company's net interest income, after provision for loan losses decreased 11% to $5,354,765 for the nine months ended September 30, 2001 as compared to $6,016,662 for the nine months ended September 30, 2000 due to the additional one time increased provision for loan losses of $500,000 in June of 2001. The Company's net interest income, after provision for loan losses, increased 6% to $2,097,683 for the quarter ended September 30, 2001 as compared to $1,976,464 for the quarter ended September 30, 2000. Interest income decreased 2% to $10,955,630 for the nine months ended September 30, 2001, as compared to $11,228,880 for the nine months ended September 30, 2000. For the quarter ended September 30, 2001 the Company's interest income decreased 7% to $3,600,735 from $3,869,853 for the quarter ended September 30, 2000. This decrease in interest income was directly attributable to a 450 basis point interest rate drop on 34% of the Bank's loan portfolio that is floating to prime.

         [graph with the following plot points]

                  Sep           Oct            Nov          Dec            Jan            Feb             Mar            Apr
Loans         141,947,556   143,037,788    145,498,285   145,813,914    141,823,684    145,589,499    144,385,465    149,757,518
Deposits      151,327,977   154,225,533    152,300,619   151,471,090    150,421,693    150,421,693    154,911,754    156,877,831

                  May              Jun           Jul            Aug            Sep
Loans         151,596,412      148,215,287   150,129,251    150,499,445    156,720,865
Deposits      157,509,800      160,571,613   161,626,601    159,705,059    163,700,045


         NON-INTEREST INCOME

         Other income, which was primarily comprised of gains on sales of mortgage loans in the secondary market, increased 69% to $2,790,769 for the nine months ended September 30, 2001, as compared to $1,648,604 during the same period in 2000. For the quarter ended September 30, 2001, other income increased 34% to $1,040,493 from $775,257 for the quarter ended September 30, 2000. The increase in other income for the quarters and nine months ended September 30, 2001, resulted primarily from an increase on fees from refinancings and sales of mortgage loans derived from a lower overall interest rate environment.

         INTEREST EXPENSE - Interest expense on deposits and borrowed funds decreased to $4,890,865 for the nine months ended September 30, 2001, from $4,982,218 for the nine months ended September 30, 2000, a 1% decrease. Interest expense decreased to $1,503,052 for the quarter ended September 30, 2001 as compared to $1,793,389 for the quarter ended September 30, 2000. While the recent drop in interest rates have not had a significant positive impact in the second and third quarters of 2001, the repricing of deposits will result in a more positive impact on earnings during future periods.

         NON-INTEREST EXPENSE - During the nine months ended September 30, 2001, non-interest expense increased 19% to $9,428,554 as compared to $7,919,764 during the same period in 2000. Of this amount, $5,332,542, or approximately 18% of the increase was attributable to salary and related employee benefits as compared to $4,526,893 or approximately 57% of total non-interest expense, during the first nine months of 2000. For the quarter ended September 30, 2001, non-interest expense totaled $3,421,881 as compared to $2,805,964 during the same quarter of 2000, an increase of 22%. Salary and employee related benefits expense was $1,905,365 for the quarter ended September 30, 2001 as compared to $1,620,625 during the same period in 2000, an 18% increase. The increase in salary and related expenses was due to increased staffing for branch expansion, additional corporate staff additions and more commissions paid as a result of an increase in mortgage loan sales.

         OCCUPANCY EXPENSES - Occupancy expenses of $1,217,243 accounted for 13% of total non-interest expense for the nine months ended September 30, 2001. This was an increase of 32% over the same period in 2000. Occupancy expense of $422,559 accounted for 12% of total non-interest expense for the quarter ended September 30, 2001. This was an increase of 23% over the same period in 2000. The increased occupancy expense is directly attributable to the additional space the Bank leased to accommodate the branch expansion as well as additional space to support the internal growth of the Bank.

         EQUIPMENT EXPENSES - Equipment expense of $467,339 for the nine months ended September 30, 2001 represented an increase of 13% from $412,281 for the nine months ended September 30, 2000. Equipment expense of $159,459 for the quarter ended September 30, 2001 represented an increase of 1% from $158,153 for the quarter ended September 30, 2000. The increase was a result of additional maintenance contracts on certain of the Bank's equipment, additional equipment leases for the branches and upgrades to the Bank's existing equipment.

         BUSINESS DEVELOPMENT EXPENSES - Business development expense for the nine months ended September 30, 2001 were $262,820 as compared to $236,362 for the nine months ended September 30, 2000, an 11% increase. Business development expense for the quarter ended September 30, 2001 was $69,475 as compared to $68,105 for the quarter ended September 30, 2000, a 2% increase. The increase is attributable to the additional staff added to the mortgage and branch divisions marketing the Bank's products.

         OTHER OPERATING - Other operating expenses are comprised of advertising, accounting, auto and travel, insurance and examinations, postage and freight, data processing fees, printing and supplies and Pennsylvania Shares Tax payments. Other operating expenses for the nine months ended September 30, 2001 were $2,148,610, as compared to $1,825,299 for the nine months ended September 30, 2000. Other operating expenses for the quarter ended September 30, 2001 was $865,023 as compared to $615,116 for the quarter ended September 30, 2000.

                           PART II - OTHER INFORMATION


ITEM 1 THROUGH 3

         Not Applicable.


ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

ITEM 5   OTHER INFORMATION

         None.

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits Filed

                                                                  Page Number in
Exhibit Number                                              Sequential Numbering System
-------------                                               ---------------------------
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

-----------------
* Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.
** Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.
*** Incorporated by reference from Exhibit No. 4 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.
**** Incorporated by reference from Exhibit No. 10(d) to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.
***** Incorporated by reference from Exhibit A to the Company's 1997 Definitive Proxy Statement, dated April 18, 1997. All other schedules and exhibits are omitted because they are not applicable or the required information is set out in the financial statements or the notes thereto.
****** Incorporated by reference from Exhibit No. 10 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.

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




                                                 Madison Bancshares Group, Ltd.


                                                 ------------------------------
                                                 Vito A. DeLisi
                                                 Executive Vice President


                                                 ------------------------------
                                                 E. Cheryl Hinkle
                                                 Senior Vice President




October 29, 2001

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                              September 30, 2001    December 31, 2000
                                                                              ------------------    -----------------
                                                                                  (Unaudited)
ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                                $   8,948,403       $   6,886,426
  Federal funds sold                                                                 7,900,000                   0
                                                                                 -------------       -------------
    Total cash and cash equivalents                                                 16,848,403           6,886,426
INVESTMENT SECURITIES:
  Held to maturity (fair value - 2001, $572,434; 2000, $571,313)                       570,000             570,027
  Available for sale (amortized cost - 2001, $5,551,366; 2000, $19,053,947)          5,177,444          18,636,115
  Federal Home Loan Bank Stock                                                         897,000             762,700
  Federal Reserve Bank Stock                                                           323,400             323,400
LOANS (Net of allowance for loan losses - 2001, $1,222,019;
  2000, $1,360,901)                                                                133,937,787         134,219,465
MORTGAGE LOANS HELD FOR SALE                                                        21,114,415           9,905,499
REAL ESTATE OWNED                                                                      381,842             552,497
FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                 2,081,402           1,966,440
ACCRUED INTEREST RECEIVABLE                                                          1,078,303           1,348,415
OTHER ASSETS                                                                           680,423             783,972
DEFERRED INCOME TAXES                                                                  568,408             503,348
                                                                                 -------------       -------------
TOTAL                                                                            $ 183,658,827       $ 176,458,304
                                                                                 =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                            $  32,779,998       $  24,071,605
  Interest-bearing demand deposits                                                  15,128,283          15,858,837
  Savings deposits                                                                   9,957,316           8,654,241
  Money market deposits                                                             19,921,946          17,354,621
  Time deposits                                                                     85,912,502          85,456,836
                                                                                 -------------       -------------
    Total deposits                                                                 163,700,045         151,396,140
BORROWED FUNDS                                                                       2,000,000           7,000,000
GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                                  5,000,000           5,000,000
ACCRUED INTEREST PAYABLE                                                             1,451,404           1,196,253
ACCRUED EXPENSES AND OTHER LIABILITIES                                                 297,390             170,840
                                                                                 -------------       -------------
    Total Liabilities                                                              172,448,839         164,763,233
                                                                                 -------------       -------------
COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 5,000,000 shares; issued and outstanding, 0 shares
  Common stock, $1 par value - authorized 20,000,000 shares;
    issued and outstanding, 2001 and 2000, 2,091,320 shares                          2,091,320           2,091,320
  Capital surplus                                                                   10,331,332          10,331,332
  Accumulated deficit                                                                 (965,875)           (451,812)
  Accumulated other comprehensive loss                                                (246,789)           (275,769)
                                                                                 -------------       -------------
    Total shareholders' equity                                                      11,209,988          11,695,071
                                                                                 -------------       -------------
TOTAL                                                                            $ 183,658,827       $ 176,458,304
                                                                                 =============       =============

                 See note to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (Unaudited)

                                                                Three Months Ended                  Nine Months Ended
                                                                   September 30,                      September 30,
                                                          -------------------------------      -------------------------------
                                                             2001                2000              2001               2000
                                                          ------------       ------------      ------------       ------------
Interest income:
  Interest and fees on loans                              $  3,400,973       $  3,513,698      $ 10,188,350       $ 10,140,832
  Interest and dividends on investment securities:
    US Government obligations                                   70,024            281,885           365,923            844,937
    Other securities                                            61,082             58,996           211,403            202,836
    Interest on temporary investments                           68,656             15,274           189,954             40,275
                                                          ------------       ------------      ------------       ------------
                                                             3,600,735          3,869,853        10,955,630         11,228,880
                                                          ------------       ------------      ------------       ------------
Interest expense:
  Interest on:
    Demand deposits                                             47,163             61,908           164,436            181,244
    Savings and money market deposits                          172,084            205,436           538,479            547,374
    Time deposits                                            1,162,384          1,374,252         3,803,731          3,541,813
    Guaranteed preferred beneficial interest in
      subordinated debt                                        112,500            112,500           337,500            324,287
    Federal funds purchased & other interest                     8,921             39,293            46,719            337,500
                                                          ------------       ------------      ------------       ------------
                                                             1,503,052          1,793,389         4,890,865          4,932,218
                                                          ------------       ------------      ------------       ------------
Net interest income before provision for loan losses         2,097,683          2,076,464         6,064,765          6,296,662
Provision for loan losses                                            0            100,000           710,000            280,000
                                                          ------------       ------------      ------------       ------------
Net interest income after provision for loan losses          2,097,683          1,976,464         5,354,765          6,016,662
                                                          ------------       ------------      ------------       ------------
Other noninterest income:
  Gain on sale of mortgage loans                             1,040,493            775,257         2,790,769          1,648,604
  Service charges on deposit accounts                          201,107            233,293           558,994            572,691
  Other                                                         71,604              9,802           209,963             96,870
                                                          ------------       ------------      ------------       ------------
    Total noninterest income                                 1,313,204          1,018,352         3,559,726          2,318,165
                                                          ------------       ------------      ------------       ------------
Other noninterest expenses:
  Salary and employee benefits                               1,905,365          1,620,625         5,332,542          4,526,893
  Occupancy                                                    422,559            343,965         1,217,243            918,929
  Equipment                                                    159,459            158,153           467,339            412,281
  Computer processing                                          168,513            101,962           444,241            304,269
  Deposit insurance                                              3,566              8,649            25,226             18,984
  Legal                                                         44,046             40,280            98,035            111,912
  Professional fees                                             23,375             21,000            69,400             61,675
  Business development                                          69,475             68,105           262,820            236,362
  Office and stationary supplies                                60,855             47,567           166,623            164,783
  Director fees                                                 29,100             13,752            87,375             84,747
  Advertising                                                    2,221             35,875            35,659             94,450
  Amortization of debt issuance costs                           12,630             12,630            37,890             37,890
  Other operating                                              520,717            333,401         1,184,161            946,589
                                                          ------------       ------------      ------------       ------------
    Total noninterest expenses                               3,421,881          2,805,964         9,428,554          7,919,764
                                                          ------------       ------------      ------------       ------------
(Loss) Income before income taxes                              (10,994)           188,852          (514,063)           415,063
Provision for income taxes                                           0             65,706                 0            141,076
                                                          ------------       ------------      ------------       ------------
Net (loss) income                                         $    (10,994)      $    123,146      $   (514,063)      $    273,987
                                                          ============       ============      ============       ============
Net income per common share - basic                       $      (0.01)      $       0.06      $      (0.25)      $       0.15
                                                          ============       ============      ============       ============
Net income per common share - diluted                     $      (0.01)      $       0.06      $      (0.24)      $       0.15
                                                          ============       ============      ============       ============
Weighted average number of shares - basic                    2,091,320          1,950,450         2,091,320          1,822,654
                                                          ============       ============      ============       ============
Weighted average number of shares - diluted                  2,140,278          2,000,006         2,146,263          1,863,204
                                                          ============       ============      ============       ============

                 See note to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (Unaudited)

                                                                         2001               2000
                                                                     ------------       ------------
Operating activities:
  Net (loss) income                                                  $   (514,063)      $    273,987
  Adjustments for non-cash items included in net income:
    Deferred taxes                                                        (79,990)
    Depreciation and amortization                                         418,600            372,241
    Provision for loan losses                                             710,000            280,000
    Net amortization of bond premium/discount                               2,608            (27,317)
    Amortization of deferred fees & costs, net                            (60,195)           (40,617)
    Gain on sale of mortgage loans held for sale                       (2,790,769)        (1,648,604)
    Loss on sale of real estate owned                                      21,288
  Changes in assets and liabilities which (used) provided cash:
    Interest receivable                                                   270,112            (35,649)
    Mortgage loans held for sale                                       (8,418,147)        (2,093,083)
    Other assets                                                          103,549           (171,666)
    Accrued expenses and other liabilities                                126,550           (114,375)
    Accrued interest payable                                              255,151            447,190
                                                                     ------------       ------------
Net cash (used in) operating activities                                (9,955,306)        (2,757,893)
                                                                     ------------       ------------
Investing activities:
  Purchase of investment securities available for sale                 (3,500,000)        (1,000,000)
  Purchase of Federal Home Loan Bank stock                               (134,300)           (12,700)
  Proceeds from maturity of investment securities
    available for sale                                                 17,000,000
  Net change in loans to customers                                       (368,127)        (8,629,728)
  Purchase of furniture, equipment and leasehold improvements            (533,562)          (674,170)
  Costs capitalized for real estate owned                                (104,682)            44,797
  Proceeds on sale of real estate owned                                   254,049
                                                                     ------------       ------------
Net cash provided by (used in) investing activities                    12,613,378        (10,271,801)
                                                                     ------------       ------------
Financing activities:
  Increase in demand, savings and time deposits                        12,303,905         20,868,483
  Decrease in borrowed funds                                           (5,000,000)        (6,500,000)
  Exercise of stock warrants                                                                  32,152
  Issuance of common stock                                                                 1,906,250
                                                                     ------------       ------------
Net cash provided by financing activities                               7,303,905         16,306,885
                                                                     ------------       ------------
Net increase in cash and cash equivalents                               9,961,977          3,277,191
Cash and cash equivalents, beginning of period                          6,886,426          3,088,835
                                                                     ------------       ------------
Cash and cash equivalents, end of period                             $ 16,848,403       $  6,366,026
                                                                     ============       ============
Supplemental disclosures of cash flow information:
    Interest paid                                                    $  4,635,714       $  4,485,028
                                                                     ============       ============
    Income taxes paid                                                $          0       $    143,000
                                                                     ============       ============


                 See note to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
               NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the nine month periods ended September 30, 2001 and 2000 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

     COMPREHENSIVE INCOME/(LOSS) - Amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity and are presented as a component of comprehensive income/(loss). Comprehensive income/(loss) for the nine month periods ended September 30, 2001 and 2000 was ($246,789) and $329,667, respectively.

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