Form 10KSB
period 2001-12-31
MADISON BANCSHARES GROUP LTD
filed 2002-04-01
CIK 846809

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

               --------------------------------------------------

                                   Form 10-KSB

(Mark One)

/X/ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (fee required)

For the fiscal year ended December 31, 2001.

/ / TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (no fee required)

For the transition period from____________________ to___________________.

    Commission file number 0-17539

                         MADISON BANCSHARES GROUP, LTD.
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

COMMON STOCK, $1.00 PAR VALUE PER SHARE
--------------------------------------------------------------------------
                                        (Title of Class)
--------------------------------------------------------------------------
                                        (Title of Class)

     Check whether the Issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been such filing requirements for the past 90 days.

YES   /X/      / /

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this form 10-KSB or any amendment to this Form 10-KSB.

/ /

     State the Issuer's revenues for its most recent fiscal year.   $20,046,213

     State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average of the bid and asked prices of such stock, as of a specified date within the past 60 days. $8,348,819 based on the average of the bid and asked on the National Association of Securities Dealers Automated Quotation System on March 26, 2002.*

     State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest publication date. 2,091,320 as of March 26, 2002.

     Transitional Small Business Disclosure Format (check one). YES / /  NO /X/

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Proxy Statement to be utilized in connection with the Issuer's 2002 Annual Meeting of Shareholders are incorporated by reference into
Part III hereof.

----------

* Excluded from such market value computation are the approximately 786,817 issued and outstanding shares of common stock held by executive officers, directors and affiliates of the Issuer.

EXHIBIT INDEX APPEARS ON PAGE 51 IN SEQUENTIAL NUMBERING SYSTEM OF THIS FORM 10-KSB

                         MADISON BANCSHARES GROUP, LTD.

                                   Form 10-KSB

                                      INDEX

                                                                           PAGE
PART 1

Item 1       Description of Business......................................   4
Item 2       Description of Property......................................   7
Item 3       Legal Proceedings............................................   7
Item 4       Submission of Matters to a Vote of Security Holders..........   7

PART II

Item 5       Market for Common Equity and Related
             Stockholder Matters..........................................   8
Item 6       Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................  12
Item 7       Financial Statements.........................................  24
Item 8       Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure..........................  50

PART III

Item 9       Director, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............  50
Item 10      Executive Compensation.......................................  50
Item 11      Security Ownership of Certain Beneficial Owners and
             Management...................................................  50
Item 12      Certain Relationships and Related Transactions...............  50
Item 13      Exhibits and Reports on Form 8-K   ..........................  50

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

          As of the date hereof, the Company and the Bank have a total of 110 employees.

          MADISON BANK

          The Bank, the Company's sole subsidiary, commenced operations on August 16, 1989. The Bank is a commercial bank chartered pursuant to the laws of the Commonwealth of Pennsylvania and is a member of the Federal Reserve System. The deposits held by the Bank are insured, up to applicable limits, by the Federal Deposit Insurance Corporation (the "FDIC"). The regulatory agency with principal responsibility for oversight of the Company and the Bank is the Federal Reserve Board.

          The Bank conducts retail and commercial banking through its branch offices located at 1767 Sentry Parkway West, Blue Bell, PA, 625 West Ridge Pike, Suite 600, Conshohocken, PA, 1380 Skippack Pike, Center Square, PA, 600 West Lancaster Avenue, Strafford, PA, 100 West Main Street, Century Plaza, Suite 100, Lansdale, PA, 8000 Verree Road, Philadelphia, PA, 100 Gibraltar Road, Horsham, PA, Route 413 and Doublewoods Road, Langhorne, PA and 101 Old York Road, Jenkintown, PA. The Bank offers a broad range of consumer and commercial banking services. The Bank has been adding branches since 1991, and added its newest branch in Jenkintown, PA, in January 2001. As of December 31, 2001 and 2000, the Bank held deposits totaling $164,769,017 and $151,396,140, respectively, excluding deposits of the Company. As of the same dates, the Bank had gross loans receivable of $157,991,980 and $145,813,912 (inclusive of residential loans held for sale), respectively. The majority of such loans were made for commercial purposes.

          The Bank's branch offices are in an eight mile radius serving primarily Montgomery and Bucks Counties. These offices expand the Bank's presence within the five county regions. The Bank currently offers services to residents of approximately 109 Townships/Boroughs.

          As of December 31, 2001 and 2000, the Company had total assets of $182,381,974 and $176,458,304 and total shareholders' equity of $11,249,628 and $11,695,071, respectively. Investments amounted to $5,794,008 at year end 2001, of which $5,224,008 were classified as available for sale with the remaining balance classified as held to maturity. Investments amounted to $19,206,142 at the end of 2000, of which $18,636,115 were classified as available for sale and the remaining balance classified as held to maturity.

          The Bank offers a broad range of consumer and commercial deposit banking services including checking accounts for small to midsize businesses, personal interest bearing and non-interest bearing checking accounts, money market deposit accounts, savings accounts, certificates of deposit and individual retirement accounts. The Bank also offers many ancillary products to its commercial customers such as escrow accounts, investment sweep accounts, merchant services and corporate credit cards. Additional personal services include travelers checks, safe deposit boxes, VISA debit cards and automated teller network access.

          In 2000, the Bank began offering its Internet banking product to consumer customers. This banking product allows accountholders to pay bills, transfer funds and gather account information from the convenience of a home computer. In 2001, the Bank expanded this service to accommodate small businesses.

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

          In addition to the broad range of services and products that the Bank offers, the Bank began to offer investment products through its agreement with W.S. Griffith Securities, Inc. as of February, 2002. These products include mutual funds, fixed and variable rate annuities and various life insurance products.

          The Bank is a state-chartered bank, a member of the Federal Reserve System and is FDIC-insured. The Federal Reserve Board, the FDIC and federal and state laws extensively regulate various aspects of the banking business, including, but not limited to, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and the safety and soundness of banking practices.

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

          COMPETITION

          There is substantial competition among financial institutions in the Bank's service areas for deposits and loan customers. The Bank competes with new and established local commercial banks, as well as numerous Philadelphia and regionally-based commercial banks. In addition, the Bank competes directly and indirectly with savings banks, savings and loan associations, finance companies, credit unions, mortgage brokers, insurance companies, securities brokerage firms, mutual funds, money market funds, private lenders and other institutions for deposits, mortgages, consumer and commercial loans, as well as other services. Competition among financial institutions is based upon a number of factors, including, but not limited to, the quality of services rendered, interest rates offered on deposit accounts, interest rates charged on loans and other credits, service charges, the convenience of banking facilities, locations and hours of operation and, in the case of loans to larger commercial borrowers, relative lending limits.

          Many of the financial institutions with which the Bank competes have established depositor and borrower relationships, greater financial resources, a wider range of deposit and credit instruments, and greater depth of management. The Bank is subject to potential additional competition from new branch banks which could open in its trade areas.

          In addition, there are banks and other financial institutions which serve surrounding areas and out-of-state financial institutions which currently, or in the future, may compete in the Bank's market. The Bank competes to attract deposits and loan applications both from customers of existing institutions and from customers new to its service areas.

ITEM 2           DESCRIPTION OF PROPERTY

          The Company leases 19,098 total square feet for main office operations, branch and mortgage department of the Madison Bank Building, 1767 Sentry Parkway West, Blue Bell, PA (the "Building") under three leases with terms that will expire between 2004 and 2006. The space contains a banking area, lobby, operations center and a vault together with administrative and executive offices. The Bank's space also includes a drive-thru banking facility and an automated walk-up teller machine. Beginning January 1, 2000, base rental payments under this lease arrangement is $164,700 per annum. In addition, the Company is required to pay its pro rata share of the Building's operating costs, including real estate taxes, water and sewer charges, equipment maintenance charges, exterior maintenance and upkeep, common area electric charges, trash removal, and certain other similar items. For 2001, the amount of such expenses was $48,072. The maximum allocable portion to the Company of the Building's operating costs will be approximately $52,000 for 2002.

          The Bank also leased space in 2001 for branch banking facilities at the following locations and through the years indicated in parentheses: (I) 5,000 square feet for new lease space in Conshohocken, Pennsylvania (2011); (ii) 3,620 square feet in Centre Square, Pennsylvania (2005); (iii) 3,000 square feet in Strafford, Pennsylvania (2006); (iv) 3,965 square feet in Lansdale, Pennsylvania
          (2007); (v) 2,800 square feet in Horsham, Pennsylvania (2009); (vi) 2,400 square feet in Langhorne, Pennsylvania (2009); (vii) 2,524 square feet in Jenkintown, Pennsylvania (2009); and (viii) 3,250 square feet in Oaks, Pennsylvania (2010). The aggregate annual rent for the space leased for branch banking facilities is $1,038,797 and is subject to annual increases. The Bank is also responsible for its allocable share of operating costs for such space.

ITEM 3           LEGAL PROCEEDINGS

          The Company and the Bank are involved from time to time in legal proceedings arising in the ordinary course of business. In the opinion of management, no pending proceedings will have a material adverse effect on the Company's results of operations or financial condition.

ITEM 4           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 NONE.

                 PART II

ITEM 5           MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
          STOCKHOLDER MATTERS

          The common stock of the Company is traded on the NASDAQ SmallCap Market. As of March 26, 2002, there were 232 shareholders of record of the Company's common stock.

          The high and low bid prices for the Company's common stock during each quarter of the last two fiscal years as reported on the NASDAQ Small Cap Market were as follows:

                                                               2001
                                                               ----
                                          1st Qtr      2nd Qtr       3rd Qtr      4th Qtr
                                          -------      -------       -------      -------
                 High Bid                   6-1/8       7-1/2          6-3/8       5-15/16

                 Low Bid                    5-7/8      7-5/16              6         5-1/2

                                                               2000
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

          The Company has not paid any cash dividends. The Board of Directors does not intend to declare cash dividends in the immediate future. The Company has declared and paid stock dividends from time to time, the latest payment occurring in September 1999.

                                  RISK FACTORS

          You should consider carefully the following risks in the Company's business which could cause its financial condition and/or results of operations to suffer. The risk factors below do not necessarily appear in order of importance. The risks and uncertainties described below are not the only risks the Company faces. Additional risks and uncertainties not presently known to the Company or that the Company currently deems immaterial may also impair its financial condition and/or results of operations.

          THE COMPANY FACES STRONG COMPETITION

          The financial services industry is highly competitive and is rapidly evolving, both on-line and through traditional channels. The Company faces strong competition from more established providers of direct-marketed savings and investment products, such as Wells Fargo, First Union and E-Trade. The Company also faces competition from traditional banks and non-bank financial institutions. Additionally, new competitors and competitive factors are likely to emerge, particularly in light of the rapid development of electronic commerce and the relatively low barriers to entry. As a consequence, other financial services companies may be able to adopt strategies similar to the Company's with relative ease. Most competitors have financial and other resources greater than the Company's and have other competitive advantages.

          The following competitive factors are of particular importance to the Company's success and profitability:

                -  price competition for deposits and borrowings;
                -  introduction of new products by us and our competitors;
                -  changes in the mix of products and services it offers.

          NETWORK AND COMPUTER SYSTEMS COULD FAIL, WHICH COULD ADVERSELY AFFECT THE BUSINESS

          The Company's computer system and network infrastructure could be vulnerable to unforeseen problems. Because the Company outsources several critical functions to third parties, its operations depend on its ability, as well as that of the third-party service providers, to protect its computer systems and network infrastructure against damage from fire, power loss, telecommunications failure, physical break-ins or similar catastrophic events. Customers may become dissatisfied by any system failure that interrupts the Company's ability to provide its services to them. To the extent that that the Company does not effectively address any capacity constraints or system failures, its customers could seek other providers of banking services. Any damage or failure that causes interruptions in the Company's operations could materially adversely affect its business, financial condition, results of operations and cash flows.

          SECURITY COULD BE BREACHED, WHICH COULD DAMAGE THE COMPANY'S REPUTATION AND DETER CUSTOMERS FROM USING ITS SERVICES

          The Company must protect its computer systems and network from physical break-ins, security breaches and other disruptive problems caused by users. Computer break-ins could jeopardize the security of information stored in and transmitted through its computer systems and network, which could likely adversely affect its ability to retain or attract customers, could damage its reputation and could be subject to litigation. Although the Company relies on encryption and authentication technology to provide the security and authentication necessary to effect secure transmissions of confidential information and continues to implement security technology and establish operational procedures to prevent break-ins, damage and failures, these security measures may fail. If any compromise of the Company's security were to occur, it could have a material adverse affect on its business, financial condition, results of operations and cash flows.

          RAPIDLY CHANGING TECHNOLOGIES MAY CAUSE THE COMPANY TO DELAY INTRODUCTION OF NEW PRODUCTS, SERVICES AND ENHANCEMENTS, WHICH MAY RESULT IN A LOSS OF EXISTING CUSTOMERS OR A FAILURE TO ATTRACT NEW CUSTOMERS

          The Company's future success will depend on its ability to adapt to rapidly changing technologies. The Company will have to enhance existing products and services and develop and introduce a variety of new products and services to address its customers' changing demands. If the Company is unable to develop and bring additional products and services to the market in a timely manner, it could lose market share to competitors who are able to offer these services, which could materially adversely affect its business, financial condition, results of operations and cash flows.

          The Company receives essential technical and customer service support from third-party service providers. The Company outsources web-hosting, check processing, check imaging, electronic bill payment, home banking through the Internet, statement rendering services and other additional services from third-party vendors. If one of its third-party service providers terminates its agreement with the Company and are unable to replace such provider with another service provider, its operations may be interrupted. If an interruption were to continue for a significant period of time, its business, financial condition, results of operations and cash flows could be materially adversely affected.

          THE COMPANY'S COMPETITIVE POSITION DEPENDS ON ITS ABILITY TO ATTRACT AND RETAIN KEY EMPLOYEES

          The operations of the Company to date have been largely dependent on existing management. The loss of one or more of its existing executive officers, including Vito A. DeLisi, President and Chief Executive Officer, Thomas J. Coletti, Executive Vice President and E. Cheryl Hinkle, Chief Financial Officer, could have a material adverse effect on its business and results of operations. The Company has entered into one year employment agreements with the executive officers of the Company and the Bank. If the Company lose the services of Messers. DeLisi or Coletti or Ms. Hinkle, or if the Company is unable to attract additional qualified employees, its business would likely be adversely affected.

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

          Interest rates are highly sensitive to many factors that are beyond the Company's control. Some of these factors include: governmental monetary policies, inflation, recession, unemployment, the money supply, domestic and international economic and political conditions, and domestic and international crises. Changes in interest rates could have adverse effects on the Company's operations. Historically, the Company has relied on short-term and institutional deposits as a source of funds, and it will continue to rely on these types of deposits. The ability of the Company to retain these deposits is directly related to the rate of interest paid by the Company. When interest-bearing liabilities mature or reprice more quickly than interest-earning assets, in a particular period of time, a significant increase in interest rates could adversely impact net interest income. Changes in interest rates could adversely affect:

                -  the volume of loans the Company originates;
                - the value of other interest-earning assets, particularly loans and fixed rate debt instruments in its investment securities portfolio;
                -  loan repayments and prepayments.

          THE COMPANY'S COMMERCIAL LENDING ACTIVITY EXPOSES IT TO CREDIT RISKS

          The Company is engaged in a variety of lending activities which generally involve significant uncertainties and risks, which include changing economic conditions and interest rates. In addition, some of the activities of the Company in the residential mortgage lending involve real estate. Accordingly, the Company's operating performance is subject to and affected by many of the risks typically related to real estate lending, including borrower default, foreclosure, liquidation, significant declines in the value of properties that secure loans as well as environmental hazards. In addition, the Company's loan portfolio is concentrated in its local market area which consists of the northern and western suburbs of Philadelphia and Montgomery County, Pennsylvania. As a result, a decline in the general economic conditions in the Philadelphia region or Montgomery County could have a material adverse effect on the Company.

          INCREASES IN THE COMPANY'S ALLOWANCE COVERAGE FOR LOAN LOSSES WOULD ADVERSELY AFFECT ITS BUSINESS

          Industry experience indicates that a portion of the Company's loans will become delinquent and a portion of the loans may require partial or entire charge-offs. The risk of loan losses varies with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the value of the collateral. The Company's management maintains an allowance for loan losses based upon, among other things, historical experience, an evaluation of economic conditions and a regular review of delinquencies and loan portfolio quality. Based upon such factors, management makes various assumptions and judgments about the ultimate collectibility of the loan portfolio and provides an allowance for loan losses for specific loans when their ultimate collectibility is considered questionable and, for other loans, based upon a percentage of the outstanding balances. Because certain lending activities involve greater risks, the percentage applied to specific loan types may vary. If management's assumptions and judgments prove to be incorrect and the allowance for loan losses is inadequate to absorb future credit losses, or if the regulatory authorities require the Company to increase its allowance for loan losses, the Company's earnings could be significantly and adversely affected.

          As of December 31, 2001, the allowance for loan losses amounted to .83% of total loans receivable, including non-accrual loans. The Company actively manages its non-performing loans in an effort to minimize credit losses and monitors its asset quality in order to maintain an adequate allowance for loan losses. The Company believes that such allowance is adequate; however, future provision to the allowance may be necessary due to changes in economic conditions and the growth and performance of the Company's loan portfolio.

          THE COMPANY IS VULNERABLE TO UNFAVORABLE ECONOMIC CONDITIONS

          The Company's operating expenses have been increasing in recent years due primarily to the Company's determination to expand its branch network. Many of its current business activities are relatively new and have incurred in recent periods, and will continue to incur, start up costs and expenses. As a consequence, the Company's efficiency ratio is higher than many other financial institutions and its peer group. The Company expects that its efficiency ratio will continue to exceed that of its peer group until its various business activities are more fully developed.

          THE COMPANY NEEDS TO MAINTAIN ADEQUATE CAPITAL TO SUPPORT ITS ANTICIPATED GROWTH

          The Company is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. To the extent that its operations expand, the Company will be required to support such growth by increasing its capital to acceptable regulatory levels. The Company expects its operations, including its asset base, to grow substantially as a result of expanding its branches and banking strategies. Accordingly, the Company may need to raise additional capital in the future to support its operations should the Company continue to expand. This may be accomplished through the sale and issuance of additional shares of the Company's common stock. There is no assurance that the Company will be able to raise additional capital when needed. If the Company cannot raise additional capital when needed, its business, financial condition, results of operations, capital levels and cash flows will be materially adversely affected. Should the Company choose to raise capital through the sale of its common stock, such action would dilute the ownership and voting power of the outstanding shares and reduce the portion of any dividend and liquidation proceeds payable to the shareholders of the common stock.

          THE COMPANY COULD BE ADVERSELY AFFECTED BY GOVERNMENT REGULATION

          The Company is subject to a complex body of federal and state banking laws and regulations, which are intended primarily for the protection of depositors. Government or regulatory authorities could revise existing regulations or adopt new regulations at any time. Certain revisions could subject the Company to more demanding regulatory compliance requirements and could thereby adversely affect its ability to conduct, or increase the cost of conducting, business. Legislation and regulatory initiatives containing wide-ranging proposals for altering the structure, regulation and competitive relationships of financial institutions are introduced regularly. The Company cannot predict whether or what form of proposed statute or regulation will be adopted or the extent to which such adoption will affect its business. Furthermore, given the rapid expansion of the electronic commerce market, many regulatory bodies are adopting measures to ensure that the regulations are keeping pace. Any proposed laws, rules or regulations could force the Company to comply with more complex and perhaps more burdensome regulatory requirements, which could materially adversely affect its business, financial condition, results of operations and cash flows.

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

          RESULTS OF OPERATIONS

          LOANS - As of December 31, 2001, the Bank had loans outstanding, totaling $135,914,472, excluding residential mortgage loans held for sale. The Bank originates loans to customers in its local market area. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

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

          ALLOWANCE FOR LOAN LOSSES - At December 31, 2001, the Bank's allowance for loan losses equaled .83% of outstanding loans receivable, including non-accrual loans. As of December 31, 2000, the allowance for loan losses equaled 1.00% of outstanding loans, including non-accrual loans. As of December 31, 1999, the Bank's allowance for loan losses equaled 1.02% of outstanding loans receivable, including non-accrual loans. The chart below shows an analysis of the allowance for loan losses for the years ended December 31, 2001, 2000 and 1999. Management believes, based upon current economic conditions, that the allowance for loan losses is adequate to absorb risk and loss in the portfolio.

          ANALYSIS OF THE BANK'S ALLOWANCE FOR LOAN LOSSES

                                                                    December 31,
                                                                    ------------
                                                          2001               2000          1999
                                                          ----               ----          ----
          Balance at beginning of period              $1,360,901         $1,262,256     $1,111,817
                                                      ----------         ----------     ----------

          Additions charged to operations                972,000            320,000        470,000
                                                      ----------         ----------     ----------
            Charge-offs:
              Commercial                              (1,122,670)          (192,117)      (216,480)
              Installment                                (34,305)           (20,022)      (104,880)
              Real estate                                (61,286)           (23,717)
                                                      ----------         ----------     ----------
                 Total                                (1,218,261)          (235,856)      (321,360)

          Recoveries:
            Commercial                                     5,087              7,700
            Consumer                                       5,454                996          1,799
            Real estate                                                       5,805
                                                      ----------         ----------     ----------

          Net Charge-Offs                             (1,207,720)          (221,355)      (319,561)
                                                      ----------         ----------     ----------

                 Balance at the end of period         $1,125,181         $1,360,901     $1,262,256
                                                      ==========         ==========     ==========

          Ratio of  net charge-offs to average
                loans outstanding during the period          .90%               .16%           .26%
                                                      ==========         ==========     ==========

          Management continues to utilize a blended general portfolio allocation with segregated pools of loans and a specific loan-by-loan allocation mirroring bank regulatory classifications. Each classified credit is assigned a specific reserve allocation based upon the severity of its classification and its specific characteristics (i.e., industry, type of project, nature of collateral). General reserve allocations are also established against the unclassified major segments of the loan portfolio, as well as against unfunded commitments and exposures resulting from the issuance of letters of credit. Each quarter a comprehensive loan portfolio analysis is performed, and the allowance for loan losses is adjusted at such times to more adequately reflect the Bank's exposure in its loan portfolio. Additionally, the evaluation considers past loss experience, current economic conditions, the results of the most recent regulatory examination, and other relevant factors.

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

          The Bank places loans on non-accrual status when, (1) in the opinion of management, the principal or interest is deemed to be not collectible due to a deterioration in the financial position of the borrower; or (2) the loan is more than 90 days delinquent, unless the obligation is both well secured and in the process of collection; or
          (3) when a borrower declares bankruptcy and current payment ceases.

          Additions to the Bank's provision for loan losses for the year ended December 31, 2001 totaled $972,000. The bank added an additional $262,000 in the fourth quarter of 2001. This was the result of a deterioration of a specific commercial loan which is in the early stages of a collection effort. Loans charged-off against the reserve in 2001 amounted to $1,218,261 and recoveries were $10,541, which resulted in net charged-off loans of $1,207,720. The increase in charged-off loans in 2001 was related to a further deterioration of a few commercial loans which altered their collection status from substandard and doubtful to loss. The principal amount of non-accrual loans at December 31, 2001 was $1,086,183, a decrease of 24% in comparison to 2000. A substantial portion of the non-accrual loans are partially or fully secured.

          Additions to the Bank's provision for loan losses for the year ended December 31, 2000 totaled $320,000. Loans charged-off against the reserve in 2000 amounted to $235,856. Recoveries amounted to $14,501, which resulted in $221,355 in net charged-off loans. The principal amount of nonaccrual loans at December 31, 2000 totaled $1,431,156. This was a decrease of $133,338 from 1999.

          Additions to the Bank's provisions for possible loan losses for the period ended December 31, 1999 totaled $470,000. Loans charged-off against the reserve in 1999 amounted to $321,360. Loans on non-accrual status as of December 31, 1999 amounted to $1,564,494.

          An analysis of the Bank's loan portfolio is presented in Note 4, "Loans and Allowance for Loan Losses", to the consolidated financial statements. The primary lending activity of the Bank is to originate loans to individuals and business entities for business related purposes. The Bank's loan receivables earn interest at either fixed rates or rates that vary overnight with changes in the Bank's prime rate. Certain loan receivables earn interest at rates that are fixed to a specific spread over the rate being paid on certificates of deposit which are pledged as collateral on the loans.

          OTHER REAL ESTATE OWNED - Other real estate owned at December 31, 2001 consisted of two properties totaling $350,393 as compared to $552,497 at December 31, 2000. Both properties are up for sale with third party real estate agents at a combined value which is greater than the current carrying value.

          DEPOSITS - At December 31, 2001, the Bank held deposits aggregating $164,769,017, of which $30,026,869, or 18%, were non-interest bearing deposits, (exclusive of $35,355 deposits of the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, outstanding loan receivables in connection with loans made to 1,846 loan customers totaled $135,914,472 (exclusive of residential mortgage loans held for sale), resulting in an average loan size of approximately $74,000.

          At December 31, 2000, the Bank held deposits aggregating $151,396,140, of which $24,071,605, or 16%, were non-interest bearing deposits, (exclusive of $74,949 deposits held by the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, outstanding loan receivables made to 1,882 loan customers totaled $135,908,413, resulting in an average loan size of approximately $72,000.

          At December 31, 1999, the Bank held deposits aggregating $130,338,463, of which $20,540,071, or 16%, were non-interest bearing deposits (exclusive of the $84,714 deposits of the Company). To the best of the Company's knowledge, none of such deposits were brokered deposits. As of the same date, outstanding receivables in connection with loans made to 1,762 loan customers totaled $124,233,606, (exclusive of residential mortgage loans held for sale) resulting in an average loan size of approximately $71,000.

                                             2001                    2000                     1999
                                             ----                    ----                     ----
                                                 % Of                      % of                   % Of
          Type of Account          Balance     Portfolio        Balance    Portfolio   Balance    Portfolio
          ---------------          -------     ---------        -------    ---------   -------    ---------
          Non-Interest Bearing   $   30,026,869   18.00%   $   24,071,605    16.00%   $  20,540,071    16.00%
          Interest-Bearing           17,105,710   10.00        15,858,837    10.00       12,704,649    10.00
          Money Market               19,635,229   12.00        17,354,621    12.00       15,205,159    12.00
          Savings                    10,180,956    6.00         8,654,241     6.00        8,150,269     6.00
          CDs Over $100,000          42,651,314   26.00        38,005,162    25.00       33,239,808    25.00
          CDs Under $100,000         45,168,939   28.00        47,451,674    31.00       40,498,507    31.00
                                 --------------  -------   --------------   -------   -------------   -------
              Total Deposits     $  164,769,017  100.00%   $  151,396,140   100.00%   $ 130,338,463   100.00%
                                 ==============  =======   ==============   =======   =============   =======

          INCOME AND EXPENSE

          For the year ended December 31, 2001, the Company's total income was $19,646,213 (inclusive of the income tax benefit of $255,000) and total expenses were $20,416,094, resulting in a net loss for the year of $769,881. The decrease in net income for the year ended December 31, 2001 was due to the partial write down of a debt security due to other-than-temporary impairment, which resulted in a charge to operations in the amount of $400,000, and the $1.2 million in loans charged-off, resulting in additions to be added to the Bank's allowance for loan losses. For the year ended December 31, 2000, the Company's total income was $17,378,166 (inclusive of the income tax benefit of $139,910) and total expenses were $17,820,940, resulting in a net loss of $442,774. The decrease in net income for the year ended December 31, 2000 as compared to December 31, 1999 was due to the $1,000,000 write-off of a loan investment that the Company had entered into with an Internet facility called Zipfinancial (BankZip.Com). BankZip.Com was a start up Internet company that was to provide community banks with an outsourced Internet service. BankZip.Com suddenly closed in February 2001, once it unexpectedly determined that it could not continue.

          INTEREST AND FEES ON LOANS - Interest and fees on loans were $13,517,915 in 2001, 94% of total interest income, as compared to $13,546,511, or 90% of total interest income in 2000. The average loan portfolio grew 9% while the Bank's average yield on loans outstanding decreased from 10.07% in 2000 to 9.25% in 2001. Interest and fees on loans were $13,546,511 in 2000, 90% of total interest income as compared to $12,037,116, or 91% in 1999. The average loan portfolio grew 9% while the Bank's average yield increased from 9.74% to 10.07%.

          INTEREST INCOME - Interest income on investment securities relates primarily to interest on U.S. Government Obligations ("government obligations"). Interest income of $442,983 for the year ended December 31, 2001 decreased 61% from $1,126,894 for the year ended December 31, 2000. The decrease is a result of investments called in 2001 due to the sudden rate drops. The average balance of government obligations decreased from $18,387,000 in 2000 to $8,467,000 in 2001. Interest income of $1,126,894 for the year ended December 31, 2000 increased 122% from $507,834 for the year ended December 31, 1999. The increase was a direct result of the change in liquidity position of the Company.

          Interest income on other investments represent the Bank's investments in municipal securities and dividends paid on Federal Reserve Bank and Federal Home Loan Bank stock. For the years ended December 31, 2001, 2000 and 1999, interest income on other investments was $256,468, $290,992 and $244,517, respectively. The fluctuation from year to year is due to changes in the amounts of Federal Home Loan Bank dividend payments as Federal Reserve Bank stock has not changed. The Bank did not invest in any new municipal bonds in 2001, 2000 or 1999.

          Interest income on temporary investments represents federal funds sold. For the year ended December 31, 2001, interest income on federal funds sold was $224,341, as compared to $43,336 at December 31, 2000, a 418% increase. The increase is a direct result of the Bank investing in federal funds sold when its investment securities were called as interest rates declined. For the year ended December 31, 2000, interest income on federal funds sold was $43,336, as compared to $370,274 for the year ended December

          31, 1999, an 88% decrease. The deposit growth of the Bank provided for an improved liquidity position as well as growth in federal funds, to better prepare the Bank for potential loan demand.

          INTEREST EXPENSE - Interest expense of $6,259,953 represented 43% of total interest income in 2001. Interest expense decreased by 8% from 2000. The decrease in interest expense is due to a decline in the Bank's borrowings and eleven Federal Reserve discount rate declines.

          Interest expense of $6,767,118, represented 45% of total interest income in 2000. Interest expense increased 25% from 1999. This increase was due to growth in interest-bearing deposits and increased borrowed funds.

          SALARY AND EMPLOYEE BENEFITS - Salary and employee benefits of $7,551,923 in 2001 represented 57% of total non-interest expenses and 38% of total Bank expenses as compared to $6,034,807 in 2000. The increase in salary and employee benefits of $1,517,116, or 25%, was due to the unusually high volume in the mortgage department for refinancings and home sales, which resulted in higher salaries paid to the commissioned employees and some staff additions.

          Salary and employee benefits of $6,034,807 represented 56% of total non-interest expenses, or 34% of total Bank expenses, at December 31, 2000. The increase in salary and employee benefits of $729,412 or 14% from 1999 was reflective of hiring additional employees for the Bank's branch openings as well as administrative personnel to establish the legal, human resource and compliance departments at the main office.

          OCCUPANCY AND EQUIPMENT - Occupancy and equipment expenses totaled $2,276,106 for the year ended December 31, 2001, as compared to $1,823,847 at December 31, 2000. The 25% increase represented an increase in maintenance costs and equipment leases reflective of the Bank's branch expansion.

          Occupancy and equipment expenses totaled $1,823,847 for the year ended December 31, 2000, as compared to $1,414,580 at December 31, 1999. The 29% increase is representative of continued increased rents to accommodate the growth of the Bank.

          OTHER OPERATING - Other operating expenses in 2001, exclusive of occupancy and equipment and salary and employee benefits totaled $3,356,112 as compared to $2,875,168 in 2000. The increase in these operating expenses was primarily related to asset growth and increased expenses for the volume incurred with the mortgage department. Computer expenses increased from $446,637 to $613,744, a 37% increase over 2000. This increase was due to the increased deposit and loan accounts processed in conjunction with the asset growth and mortgage volume of the Bank. Deposit insurance premiums increased from $28,054 in 2000 to $31,333 in 2001. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating. Legal expenses decreased $9,853 or 4% from 2000. Business development expenses were $349,346 in 2001 as compared to $320,901 in 2000. Advertising expense decreased from $126,650 in 2000 to $46,421 in 2001 due to ad campaigns being stopped as a result of the falling interest rate environment.

          Other operating expenses in 2000, exclusive of occupancy and equipment and salary and employee benefits totaled $2,875,168 as compared to $2,376,821 at December 31, 1999. This increase of 21% for the 2000 year is a result of branch expansion and asset growth. Legal expenses increased from $143,211 to $226,333, a 58% increase from 1999. This increase was due to loan and collection expenses on certain non-accrual loans and loan closings on new loan originations. Computer expense increased from $339,649 in 1999 to $446,637 in 2000. The 31% increase was related branch expansion. The $2,202,198 in other operating expenses was comprised primarily of increases of telephone expense, postage and freight, business related auto and travel, insurance expense, shares tax expense and accounting and audit fees. These expenses increased 31% over 1999 and were directly related to branch expansion and marketing efforts to increase business. Deposit insurance premium expense decreased by 35% in 2000 from $43,217 at December 31, 1999, to $28,054 at December 31, 2000. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating.

          Other operating expenses in 1999, exclusive of occupancy and equipment and salary and employee benefits totaled $2,376,821 as compared to $1,911,095 in 1998. The increase in these operating expenses was primarily related to computer expense, supplies, telephone, postage, loans expense, and outside service fees, for the opening of its seventh branch in Horsham. Computer expenses increased from $339,649 to $253,196, a 34% increase over 1998. This increase was due to the increased deposit and loan accounts processed in conjunction with the asset growth of the Bank. Deposit insurance premiums increased from $22,773 in 1998 to $43,217 in 1999. The Bank pays premiums in accordance with the deposit size of its portfolio and its insurance category rating.

          LIQUIDITY

          The Bank's Asset/Liability Management Committee, comprised of the members of the Bank's Board of Directors, Chief Lending Officer and Treasurer, are responsible for managing the liquidity position and interest rate sensitivity of the Bank. The Committee's function is to balance the Bank's interest-sensitive assets and liabilities, while providing adequate liquidity for projected needs. The primary objective of the Asset/Liability Management Committee is to optimize net interest margin in an ever changing rate environment.

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

          At December 31, 2001, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $23,000. If rates fell 200 basis points, monthly revenues a year from now would increase approximately $26,000, and a rise in rates by 200 basis points would represent a monthly loss in revenues of approximately $22,000.

          Management attempts to structure the balance sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

          The following table represents the interest rate sensitivity of the Company as of December 31, 2001 by listing major categories of interest-sensitive assets and compares them to interest-sensitive liabilities for various time periods. The repricing intervals primarily are determined by the first opportunity for the Company to change the interest rate on the subject instrument. The table shows the difference between interest-sensitive assets and interest-sensitive liabilities, or Gap, for each repricing interval and a cumulative Gap and certain calculations based on such information.

                        Interest Ratio Sensitivity Report
                             As of December 31, 2001

                                                           (Dollars in Thousands)

                                          1-90      91-180     181-365         1-5       5 Years
                                          days       days        days         years      and over     Total
                                          ----       ----        ----         -----      --------     -----
       Interest-Sensitive Assets
       Federal Funds Sold              $   1,000                                                   $    1,000
       Loans                              61,048    $  3,252   $    6,912   $  46,382  $  38,785      156,379
       Interest-Bearing Balances
       Investment Securities Held
          For Sale                           501         766        1,534         823      1,600        5,224
       Investment Securities Held
          For Maturity                                   570                                              570
                                       ---------    --------   ----------   ---------  ---------   ----------
       Totals                          $  62,549    $  4,588   $    8,446   $  47,205  $  40,385   $  163,173

       Cumulative Total                $  62,549    $ 67,137   $   75,583   $ 122,788  $ 163,173   $  163,173

       Interest-Sensitive Liabilities
       Demand-Interest-bearing         $  17,106                                                   $   17,106
       Savings Accounts                   10,181                                                       10,181
       Money Market Accounts              19,635                                                       19,635
       Time Deposits                      27,881    $ 22,388   $   19,741   $  15,981  $   1,829       87,820
       Borrowed Funds
       Trust Preferred                                                                     5,000        5,000
                                       ---------    --------   ----------   ---------  ---------   ----------

       Totals                          $  74,803    $ 22,388   $   19,741   $  15,981  $   6,829   $  139,742

       Cumulative Totals               $  74,803    $ 97,191   $  116,932   $ 132,913  $ 139,742   $  139,742

       Gap                             $ (12,254)   $(17,800)  $  (11,295)  $  31,224  $  33,556   $   23,431

       Cumulative Gap                  $ (12,254)   $(30,054)  $  (41,349)  $ (10,125) $  23,431   $   23,431

       Interest-sensitive assets/
       Interest-sensitive liabilities
          (Cumulative)                      0.84        0.69         0.65        0.92       1.17         1.17

       Cumulative Gap/total earning
          assets                              (8%)       (18%)        (25%)        (6%)       14%          14%

       Total Earning Assets                         $163,173

          Liquidity management allows a financial institution to meet its potential cash need at reasonable rates from a variety of sources. Management monitors projected and current cash flows to maintain adequate levels of liquidity. Management believes that the utilization of core deposits, maturing existing earning assets, such as securities, and relatively short-term borrowings are the most appropriate approach to meet the Bank's liquidity needs. As a result of such liability repricing, management has been able to adjust for such slight declines during the first 90 days from which interest rates changed, with little effect on net interest income. During 2001, the Company's net interest spread was maintained at 4.32%, as compared to 4.57% in 2000.

                 CAPITAL RESOURCES

          At December 31, 1999, the common stock outstanding was 1,747,947 shares compared to 2,091,320 shares at December 31, 2000. On February 8, 2000, the Company received commitments to purchase, in a private placement to its Board of Directors, 335,000 shares of its common stock. All of the shares were purchased in June and September, 2000 and the private placement raised additional capital (after legal expenses) of $1,896,996. The increase in the common stock outstanding was also the result of 8,373 warrants being exercised. At December 31, 2001, the Company had 2,091,320 issued and outstanding shares of Common Stock.

          The book value per share of the Company's common stock at December 31, 2001, 2000, and 1999 was $5.38, $5.59 and $4.91, respectively, after giving retroactive effect to the issuance of stock dividends and options exercised and the private placement.

          The charts below present risk weighted assets and various capital ratios applicable to state-chartered, Federal Reserve member banks and bank holding companies. The requirements are compared to the Company's actual ratios at December 31, 2001, which exceeded the levels required to be "well capitalized" under applicable FDIC regulations.

                                               RISK-WEIGHTED CATEGORY
                                               ----------------------
         RISK-WEIGHTED ASSETS                0%         20%        50%          100%       TOTAL
         -----------------------------------------------------------------------------------------
         Loans                                                    $74,384     $83,120     $157,504
         Securities available for sale    $  1,254   $ 2,296                    2,000        5,550
         Securities held to maturity                     570                                   570
         Federal funds sold                            1,000                                 1,000
         Cash and due from banks            12,774       560                                13,334
         Other assets                                                           5,875        5,875
                                          --------------------------------------------------------
         Category totals                    14,028     4,426       74,384      90,995      183,833
         -----------------------------------------------------------------------------------------
         Off-balance sheet items (risk-
           weighted)                                     132
         -----------------------------------------------------------------------------------------
         Total risk-weighted assets       $      0   $   912      $37,192     $90,995     $129,099
         =========================================================================================

         Average total assets             $179,797

         CAPITAL                                          TIER 1         TIER 2       TOTAL
         --------------------------------------------------------------------------------------
         Shareholders' equity (inclusive of  trust
            preferred securities eligible for Tier 1)     $14,935                       $14,935
          Allowance for loan losses and trust
            preferred                                                    $ 2,391          2,391
         --------------------------------------------------------------------------------------
         Total capital                                    $14,935        $ 2,391        $17,326
         ======================================================================================

                                                       Regulatory
                                                         Minimum         Actual          Actual
                 Ratio                                   12/31/01       12/31/01        12/31/00
                 -----                                -------------     --------        --------
                 Qualifying Total Capital
                 to Risk-weighted Assets                  8.0%           13.42%           14.57%

                 Tier 1 Capital to Risk-weighted
                 Assets                                   4.0%           11.57%           12.69%

                 Tier 1 Ratio to
                 Total Adjusted Average Assets            4.0%            8.31%            9.02%

          Included in the Tier 1 capital ratio is one-third of the Company's $5 million of guaranteed preferred beneficial interest in subordinated debt which is acceptable under current banking regulations.

          The Company's capital-to-assets ratio decreased from 6.17% as of December 31, 2000 to 6.63% at December 31, 2001. The slight decrease in the capital-to-assets ratio was due to the Company's net loss at December 31, 2001. The Company's return on average equity for 2001 was (6.70)% and for 2000 was (4.22)%; and its return on average assets was (0.43)% for 2001 as compared to (0.27)% for 2000. The decrease in the Company's return on equity and return on assets from 2000 to 2001 was directly attributable to decreased net income. (See "Management's Discussion and Results of Operations.") For information concerning the Bank's capital ratios, see Note 17 of the Company's consolidated financial statements.

          The following table sets forth certain information from the Company's average consolidated statement of financial condition and reflects the weighted average yield on its assets and weighted average cost of its liabilities for the periods ended December 31, 2001 and 2000. Such yields and costs were derived by dividing actual income or expense by the monthly average balance of assets or liabilities, respectively, for the respective period, and exclude unrecorded interest income related to non-accrual loans.

                                                          2001                          2000
                                                          ----                          ----
                                                      (in thousands)               (in thousands)
                                               Average                Yield   Average                 Yield
                                               Balance    Interest    Cost    Balance    Interest     Cost
          Assets
          Interest-earning assets:
              Loan receivables (includes
              Mortgage loans held for sale)    $ 146,164  $ 13,518     9.25%  $ 134,483   $13,547      10.07%
              Other investments                    9,587       699     7.29      20,195     1,418       7.02
              Federal funds sold                   6,593       225     3.41         733        43       5.87
                                               ---------  --------     ----   ---------   -------      -----
          Total interest-earning assets        $ 162,344  $ 14,442     8.90   $ 155,411   $15,008       9.66
          Non-interest-earning assets             17,096                         11,052
                                               ---------                      ---------

                 Total Assets                  $ 179,440                      $ 166,463
                                               =========                      =========

          Liabilities and Shareholders' Equity:
          Interest-bearing liabilities:
              Demand Interest-bearing          $  15,635  $    184     1.17   $  14,167   $   245       1.73
              Money market and savings            28,644       673     2.35      25,424       762       3.00
              Other time deposits                 86,912     4,905     5.64      82,312     4,939       6.00
              Borrowed funds                         734        48     6.54       6,038       371       6.14
              Preferred trust                      5,000       450     9.00       5,000       450       9.00
                                               ---------  --------     ----   ---------   -------      -----
          Total interest-bearing liabilities     136,925     6,260     4.57     132,941     6,767       5.09
          Other liabilities                       31,022                         23,033
                                               ---------                      ---------
          Total liabilities                      167,947                        155,974
          Shareholders' equity                    11,493                         10,489
                                               ---------                      ---------
          Total liabilities and shareholders'
             equity                            $ 179,440                      $ 166,463
                                               =========                      =========
          Net interest income/rate spread                 $  8,182     4.32%              $ 8,241       4.57%
                                                          ========     ====               =======      =====

          Net interest margin                                          5.04%                            5.30%
                                                                       ====                            =====

        The following table analyzes the rate/volume variances between the Bank's interest-earning assets and interest-bearing liabilities for fiscal years 2001 compared to 2000 and 2000 compared to 1999. For each category of interest-bearing assets and interest-bearing liabilities, information is provided on changes attributable to (i) changes in volume (change in volume multiplied by prior year rate), (ii) changes to rate (change in rate multiplied by prior year volume), and (iii) total change in rate and volume. The combined effect of changes in both rate and volume has been allocated proportionately to the change due to rate and the change due to volume.

                                                                 YEAR ENDED DECEMBER 31
                                                                 ----------------------

                                                           2001 vs. 2000                    2000 vs. 1999
                                                           -------------                    -------------
                                                           (in Thousands)                   (in Thousands)

                                                  Volume         Rate         Total       Volume      Rate       Total
                                                ----------    -----------    --------   ----------  --------   ----------
       Interest income:
          Loan portfolio (includes mortgages
            held for sale)                      $    1,127    $    (1,156)   $    (29)  $    1,117  $    393   $    1,510
          Other investments                           (776)            57        (719)         368       748        1,116
          Federal funds sold                           207            (25)        182         (401)       74         (327)
                                                ----------    -----------    --------   ----------  --------   ----------

       Total interest earning assets                   558         (1,124)       (566)       1,084     1,215        2,299
                                                ----------    -----------    --------   ----------  --------   ----------

       Interest expense:
          Demand interest-bearing                       29            (90)        (61)         488      (492)          (4)

          Money market and savings                      89           (178)        (89)         (44)       52            8
          Other time deposits                          268           (302)        (34)       1,473      (344)       1,129
          Borrowed funds                              (323)                      (323)         232                    232
          Preferred trust                          101,111       (101,111)                 101,111  (101,111)
                                                ----------    -----------    --------   ----------  --------   ----------
       Total Interest-bearing liabilities          101,174       (101,681)       (507)     103,260   101,895        1,365
                                                ----------    -----------    --------   ----------  --------   ----------

       Net change in net interest income        $ (100,616)   $   100,557    $    (59)  $ (102,176) $103,110   $      934
                                                ==========    ===========    =========  ==========  =========  ==========

          RECENT ACCOUNTING PRONOUNCEMENTS

          In June, 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001 and
          b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of these statements did not have an impact on the Company's financial condition or results of operations.

          In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of the APB No. 30, Reporting of Operations-Reporting the Effects of Disposal of a Segment of a Business and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have an impact on the Company's financial condition or results of operations.

          CRITICAL ACCOUNTING POLICIES

          In management's opinion, the most critical accounting policy impacting the Bank's financial statements is the evaluation of the allowance for loan losses. Management carefully monitors the credit quality of the loan portfolio and makes estimates about the amount of credit losses that have been incurred at each financial statement date. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Bank.

ITEM 7            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                    Independent Auditors' Report dated March 1, 2002. Consolidated Statements of Financial Condition as of December 31, 2001 and 2000.
                    Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999.
                    Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999. Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.
                    Notes to Consolidated Financial Statements.

                    The remainder of this page is intentionally left blank. The financial statements of the Company begin on the following page.

     MADISON BANCSHARES
     GROUP, LTD.
     AND SUBSIDIARY

     CONSOLIDATED FINANCIAL STATEMENTS AS OF
     DECEMBER 31, 2001 AND 2000 AND FOR
     EACH OF THE THREE YEARS IN THE PERIOD
     ENDED DECEMBER 31, 2001, AND
     INDEPENDENT AUDITORS' REPORT

     INDEPENDENT AUDITORS' REPORT

     Board of Directors and Shareholders
     Madison Bancshares Group, Ltd.
     Blue Bell, Pennsylvania

     We have audited the accompanying consolidated statements of financial condition of Madison Bancshares Group, Ltd. and subsidiary (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of operations, changes in shareholders' equity and comprehensive income
     (loss) and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Madison Bancshares Group, Ltd. and subsidiary as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

     Philadelphia, Pennsylvania
     March 1, 2002

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
DECEMBER 31, 2001 AND 2000
--------------------------------------------------------------------------------

ASSETS                                                                                          2001           2000

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                                          $  13,333,676   $   6,886,426
  Federal funds sold                                                                           1,000,000
                                                                                           -------------   -------------

        Total cash and cash equivalents                                                       14,333,676       6,886,426

INVESTMENT SECURITIES:
  Held to maturity (fair value - 2001, $570,433; 2000, $571,313)                                 570,000         570,027
  Available for sale (amortized cost - 2001, $5,150,265; 2000, $19,053,947)                    5,224,008      18,636,115
  Federal Home Loan Bank Stock                                                                   897,000         762,700
  Federal Reserve Bank Stock                                                                     323,400         323,400

LOANS (Net of allowance for loan losses - 2001, $1,125,181; 2000, $1,360,901)                134,302,135     134,219,465

MORTGAGE LOANS HELD FOR SALE                                                                  22,077,508       9,905,499

REAL ESTATE OWNED                                                                                350,393         552,497

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                           2,151,507       1,966,440

ACCRUED INTEREST RECEIVABLE                                                                      939,148       1,348,415

OTHER ASSETS                                                                                     767,997         783,972

DEFERRED INCOME TAXES                                                                            445,202         503,348
                                                                                           -------------   -------------

TOTAL ASSETS                                                                               $ 182,381,974   $ 176,458,304
                                                                                           =============   =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                                      $  30,026,869   $  24,071,605
  Interest-bearing demand deposits                                                            17,105,710      15,858,837
  Savings deposits                                                                            10,180,956       8,654,241
  Money market deposits                                                                       19,635,229      17,354,621
  Time deposits                                                                               87,820,253      85,456,836
                                                                                           -------------   -------------

        Total deposits                                                                       164,769,017     151,396,140

BORROWED FUNDS                                                                                                 7,000,000

GUARANTEED PREFERRED BENEFICIAL INTEREST IN SUBORDINATED DEBT                                  5,000,000       5,000,000

ACCRUED INTEREST PAYABLE                                                                         880,328       1,196,253

ACCRUED EXPENSES AND OTHER LIABILITIES                                                           483,001         170,840
                                                                                           -------------   -------------

        Total liabilities                                                                    171,132,346     164,763,233
                                                                                           -------------   -------------

COMMITMENTS AND CONTINGENT LIABILITIES

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized, 5,000,000 shares;  issued and outstanding, 0 shares
  Common stock, $1 par value - authorized, 20,000,000 shares;
    issued and outstanding - 2001, 2,091,320; 2000, 2,091,320 shares)                          2,091,320       2,091,320
  Capital surplus                                                                             10,331,332      10,331,332
  Accumulated deficit                                                                         (1,221,693)       (451,812)
  Accumulated other comprehensive income (loss)                                                   48,669        (275,769)
                                                                                           -------------   -------------

        Total shareholders' equity                                                            11,249,628      11,695,071
                                                                                           -------------   -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 182,381,974   $ 176,458,304
                                                                                           =============   =============

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                             2001            2000           1999

INTEREST INCOME:
  Interest and fees on loans                                             $ 13,517,915    $ 13,546,511    $ 12,037,116
  Interest and dividends on investment securities:
    U.S. Government obligations                                               442,983       1,126,894         507,834
    Other securities                                                          256,468         290,992         244,517
    Interest on temporary investments                                         224,341          43,336         370,274
                                                                         ------------    ------------    ------------

           Total interest income                                           14,441,707      15,007,733      13,159,741
                                                                         ------------    ------------    ------------

INTEREST EXPENSE:
  Interest on:
    Demand deposits                                                           183,441         244,529         248,507
    Savings and money market deposits                                         673,352         762,256         754,109
    Time deposits                                                           4,905,386       4,938,995       3,809,686
    Guaranteed preferred beneficial interest in subordinated debt             450,000         450,000         450,000
    Other interest                                                             47,774         371,338         139,478
                                                                         ------------    ------------    ------------

           Total interest expense                                           6,259,953       6,767,118       5,401,780
                                                                         ------------    ------------    ------------

NET INTEREST INCOME BEFORE PROVISION FOR LOAN LOSSES                        8,181,754       8,240,615       7,757,961

PROVISION FOR LOAN LOSSES                                                     972,000         320,000         470,000
                                                                         ------------    ------------    ------------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         7,209,754       7,920,615       7,287,961
                                                                         ------------    ------------    ------------

OTHER INCOME (EXPENSE):
  Service charges on deposit accounts                                         806,938         745,328         577,953
  Gain on the sale of mortgage loans                                        4,228,100       2,296,083       2,582,212
  Other                                                                       314,468         189,112         123,231
  Writedown of investment                                                    (400,000)     (1,000,000)
                                                                         ------------    ------------    ------------

           Total other income                                               4,949,506       2,230,523       3,283,396
                                                                         ------------    ------------    ------------

OTHER NONINTEREST EXPENSES:
  Salaries and employee benefits                                            7,551,923       6,034,807       5,305,395
  Occupancy                                                                 1,668,969       1,254,248         976,081
  Equipment                                                                   607,137         569,599         438,499
  Computer processing                                                         613,744         446,637         339,649
  Deposit insurance                                                            31,333          28,054          43,217
  Legal                                                                       216,480         226,333         143,211
  Professional fees                                                           101,587          67,775          64,410
  Business development                                                        349,346         320,901         323,216
  Office and stationery supplies                                              230,761         197,413         186,880
  Advertising                                                                  46,421          97,531          86,375
  Directors' fees                                                             114,525         126,650         138,375
  Amortization expense                                                         50,520          50,520          50,519
  Other operating                                                           1,601,395       1,313,354       1,000,969
                                                                         ------------    ------------    ------------

           Total other noninterest expenses                                13,184,141      10,733,822       9,096,796
                                                                         ------------    ------------    ------------

(LOSS) INCOME BEFORE TAXES                                                 (1,024,881)       (582,684)      1,474,561

PROVISION (BENEFIT) FOR INCOME TAXES                                         (255,000)       (139,910)        548,786
                                                                         ------------    ------------    ------------

NET (LOSS) INCOME                                                        $   (769,881)   $   (442,774)   $    925,775
                                                                         ============    ============    ============

BASIC (LOSS) EARNINGS PER SHARE                                          $      (0.37)   $      (0.23)   $       0.54
                                                                         ============    ============    ============

DILUTED (LOSS) EARNINGS PER SHARE                                        $      (0.37)   $      (0.23)   $       0.51
                                                                         ============    ============    ============

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                               ACCUMULATED
                                                                                 OTHER
                                                                 ACCUMULATED  COMPREHENSIVE
                                       COMMON      CAPITAL        EARNINGS       INCOME                     COMPREHENSIVE
                                       STOCK       SURPLUS       (DEFICIT)       (LOSS)          TOTAL      INCOME (LOSS)

BALANCE, JANUARY 1, 1999            $ 1,562,018   $ 7,563,433   $   318,371   $       6,570   $  9,450,392

  Exercise of stock options
    and stock warrants                   29,281        85,588                                      114,869

    Issuance of 20% stock dividend      156,648     1,096,536    (1,253,184)

  Comprehensive income:
    Net income                                                      925,775                        925,775   $    925,775

    Net change in unrealized
      loss on securities
      available for sale net of
      taxes of $(106,971)                                                          (208,505)      (208,505)      (208,505)
                                                                                                             ------------

  Comprehensive income                                                                                       $    717,270
                                    -----------   -----------   -----------   -------------   ------------   ============

BALANCE, DECEMBER 31, 1999            1,747,947     8,745,557        (9,038)       (201,935)    10,282,531

  Exercise of stock warrants              8,373        23,779                                       32,152

  Private placement of common stock     335,000     1,561,996                                    1,896,996

  Comprehensive (loss) income:
    Net loss                                                       (442,774)                      (442,774)  $   (442,774)

    Net change in unrealized
      loss on securities
      available for sale net
      of tax benefit of $38,036                                                     (73,834)       (73,834)       (73,834)
                                                                                                             ------------

  Comprehensive loss                                                                                         $   (516,608)
                                    -----------   -----------   -----------   -------------   ------------   ============

BALANCE, DECEMBER 31, 2000            2,091,320    10,331,332      (451,812)       (275,769)    11,695,071

  Comprehensive (loss) income:
    Net loss                                                       (769,881)                      (769,881)  $   (769,881)

    Net change in unrealized gain
      on securities available for
      sale net of tax benefit
      of $167,136                                                                   324,438        324,438        324,438
                                                                                                             ------------

  Comprehensive loss                                                                                         $  (445,443)
                                    -----------   -----------   -----------   -------------   ------------   ============

BALANCE, DECEMBER 31, 2001          $ 2,091,320   $10,331,332   $(1,221,693)    $    48,669   $ 11,249,628
                                    ===========   ===========   ===========   =============   ============

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------

                                                                             2001             2000            1999

OPERATING ACTIVITIES:
  Net (loss) income                                                      $   (769,881)    $   (442,774)   $    925,775
  Adjustments to reconcile net (loss) income to net cash
    (used in) provided by operating activities:
    Depreciation                                                              574,083          460,987         317,639
    Provision for loan losses                                                 972,000          320,000         470,000
    Net amortization of premiums                                                3,710            1,841           3,413
    Gain on sale of mortgage loans held for sale                           (4,228,100)      (2,296,083)     (2,582,212)
    Writedown of investment                                                   400,000        1,000,000
    Loss on sale of real estate owned                                         116,288           23,718          30,416
    Originations of loans held for sale                                  (953,447,786)    (126,042,087)   (143,306,366)
    Proceeds from sale of loans                                           945,503,875      123,851,643     152,063,244
  Changes in assets and liabilities which (used) provided cash:
    Accrued interest receivable                                               409,267          (66,487)       (205,246)
    Other assets                                                              (93,015)        (464,095)       (276,200)
    Accrued interest payable                                                 (315,925)         235,985         156,046
    Accrued expenses and other liabilities                                    312,161          (90,308)        184,417
    Deferred loan fees                                                       (159,108)           7,923         136,982
                                                                         ------------     ------------    ------------

        Net cash (used in) provided by operating activities               (10,722,431)      (3,499,737)      7,917,908
                                                                         ------------     ------------    ------------

INVESTING ACTIVITIES:
  Purchase of investment securities held to maturity                                                        (2,000,000)
  Purchase of investment securities available for sale                     (1,500,000)      (1,000,000)    (17,056,249)
  Purchase of Federal Reserve Stock                                                                           (147,000)
  Purchase of Federal Home Loan Bank Stock                                   (134,300)         (12,700)       (222,700)
  Proceeds from maturities of investment securities held to maturity                                         1,030,000
  Proceeds from maturities of investment securities available for sale     15,000,000                        1,000,000
  Proceeds from sale of furniture, equipment and leasehold improvements                                          3,500
  Loans purchased and originated, net of principal repayments              (1,058,957)     (12,167,935)     (9,808,086)
  Cost capitalized for real estate owned                                         (436)         (23,600)         (1,008)
  Additions to furniture, equipment and leasehold improvements               (759,150)        (765,613)       (399,480)
  Proceeds on sale of real estate owned                                       249,647          280,351         619,652
                                                                         ------------     ------------    ------------

        Net cash provided by (used in) investing activities                11,796,804      (13,689,497)    (26,981,371)
                                                                         ------------     ------------    ------------

FINANCING ACTIVITIES:
  Net increase (decrease) in demand, savings and time deposits             13,372,877       21,057,677      (2,256,055)
  Exercise of stock warrants and options                                                        32,152         114,869
  Proceeds from private placement                                                            1,896,996
  Advances of borrowed funds                                                                30,000,000       9,000,000
  Repayments of borrowed funds                                             (7,000,000)     (32,000,000)
                                                                         ------------     ------------    ------------

        Net cash provided by financing activities                           6,372,877       20,986,825       6,858,814
                                                                         ------------     ------------    ------------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                      7,447,250        3,797,591     (12,204,649)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                                6,886,426        3,088,835      15,293,484
                                                                         ------------     ------------    ------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                   $ 14,333,676     $  6,886,426    $  3,088,835
                                                                         ============     ============    ============

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
  INFORMATION:
  Cash paid during the year for:
    Interest                                                             $  6,575,894     $  6,531,133    $  5,245,734
                                                                         ============     ============    ============

    Income taxes                                                         $    103,714     $    180,000    $    745,210
                                                                         ============     ============    ============

SUPPLEMENTAL DISCLOSURES OF NONCASH ACTIVITIES:
  Stock dividends:
    Common stock                                                         $                $               $    156,648
                                                                         ============     ============    ============

    Capital surplus                                                      $                $               $  1,096,536
                                                                         ============     ============    ============

    Accumulated deficit                                                  $                $               $ (1,253,184)
                                                                         ============     ============    ============

  Transfers from loans to real estate owned                              $    163,395     $    255,926    $    492,010
                                                                         ============     ============    ============

  Transfer of investment security held to maturity to available for sale $                $  2,000,000    $
                                                                         ============     ============    ============

See notes to consolidated financial statements.

MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
--------------------------------------------------------------------------------


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

     CASH AND CASH EQUIVALENTS - For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Cash maintained in vaults on premises of $1,413,431 and $1,349,010 at December 31, 2001 and 2000, respectively, is sufficient to currently meet average reserve balances under federal requirements.

     INVESTMENT SECURITIES - The Bank classifies and accounts for debt and equity securities as follows:

     - SECURITIES HELD TO MATURITY - Securities held to maturity are stated at cost adjusted for unamortized purchase premiums and discounts based on management's positive intent and the Bank's ability to hold such investments until maturity considering all reasonably foreseeable conditions and events. Purchase premiums and discounts are amortized to income over the life of the related security. The adjusted cost of a specific security sold is the basis for determining the gain or loss on the sale.

     - SECURITIES AVAILABLE FOR SALE - Securities available for sale, carried at approximate fair value, are those management might sell in response to changes in market interest rates, increases in loan demand, changes in liquidity needs and other conditions. Unrealized gains and losses are excluded from earnings and are reported net of tax as a separate component of shareholders' equity until realized. Realized gains and losses on the sale of investment securities are reported in the consolidated statement of operations and are determined using the adjusted cost of the specific security sold.

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

     In July 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin ("SAB") No. 102, Selected Loss Allowance Methodology and Documentation Issues. SAB No. 102 expresses the SEC staff's views on the development and application of a systematic methodology for determining the allowance for loan losses in accordance with accounting principles generally accepted in the United States of America. Also in July 2001, the federal banking agencies issued guidance on this topic through the Federal Financial Institutions Examination Council interagency guidance, Policy Statement on Allowance for Loan and Lease Losses Methodologies and Documentation for Banks and Savings Institutions. In management's opinion, the Company's methodology and documentation of the allowance for loan losses meets the guidance issued.

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

     EARNINGS PER SHARE - Basic net income per share is based on the weighted average number of common shares outstanding, while diluted net income per share is based on the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of dilutive securities. The average common shares outstanding have been retroactively restated to reflect the effect of the 10% stock dividend issued in 1999. The calculation of the weighted average shares, after giving effect to the stock split, was as follows:

                                                          2001           2000          1999

     Average common shares outstanding                  2,091,320      1,890,514      1,724,225
     Increase in shares due to options and warrants -
       diluted basis                                       51,561         73,553         86,358
                                                        ---------      ---------      ---------

     Adjusted shares outstanding - diluted              2,142,881      1,964,067      1,810,583
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

     ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES - Under Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, as amended by SFAS Nos. 137 and 138 and interpreted by the FASB and the Derivatives Implementation Group through "STATEMENT 133 IMPLEMENTATION ISSUES," the Company is required to recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The Company adopted SFAS No. 133 as of January 1, 2001. The adoption did not have any impact on the Company's financial condition or results of operations. Currently, no embedded derivatives require bifurcation. The Company does not employ hedging activities that require designation as either fair value or cash flow hedges, or hedges of a net investment in a foreign operation.

     ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES - In 2000, the Company adopted SFAS No. 140, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. This statement replaces SFAS No. 125, ACCOUNTING FOR TRANSFERS AND SERVICING OF FINANCIAL ASSETS AND EXTINGUISHMENTS OF LIABILITIES. SFAS No. 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001 and for recognition and reclassification of collateral and for disclosures relating to securitization transactions and collateral for fiscal years ending after December 15, 2000. The adoption of this statement did not have any impact on the Company's financial condition or results of operations.

     ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - In 2000, the Company adopted FASB Interpretation ("FIN") No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING COMPENSATION - An Interpretation of APB Opinion No. 25. This interpretation clarifies application of APB 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, for certain issues. The adoption of this interpretation did not have any impact on the Company's financial condition or results of operations.

     Since the issuance of FIN No. 44, the FASB staff has received a number of questions related to accounting for stock compensation under APB No. 25 and FIN No. 44. The Emerging Issues Task Force ("EITF") in EITF 00-23 has reached consensuses on a number of questions, although some issues and questions are still being considered. The Company monitors the status of EITF 00-23.

     ACCOUNTING PRONOUNCEMENTS ISSUED - In June 2001, the Financial Accounting Standards Board ("FASB") issued two new pronouncements: SFAS No. 141, BUSINESS COMBINATIONS, and SFAS No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 is effective as follows: a) use of the pooling-of-interest method is prohibited for business combinations initiated after June 30, 2001 and b) the provisions of SFAS No. 141 also apply to all business combinations accounted for by the purchase method that are completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001 to all goodwill and other intangible assets recognized in an entity's statement of financial position at that date, regardless of when those assets were initially recognized. The adoption of these statements did not have an impact on the Company's financial condition or results of operations.

     In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets. This statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of the APB No. 30, REPORTING OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. This statement is effective for fiscal years beginning after December 15, 2001. The adoption of this statement did not have an impact on the Company's financial condition or results of operations.

     RECLASSIFICATIONS - Certain items in the 1999 and 2000 consolidated financial statements have been reclassified to conform with the presentation in the 2001 consolidated financial statements.

3.   INVESTMENT SECURITIES

     A summary of investment securities and their expected maturities, as well as estimated fair values at December 31, 2001 and 2000 is as follows:

                                                                       GROSS         GROSS
                                                     AMORTIZED      UNREALIZED     UNREALIZED       FAIR
                                                       COST            GAINS         LOSSES         VALUE

     December 31, 2001:
       Securities to be held to maturity:
         Debt securities -
           Municipal and State Government bonds     $    570,000    $      433    $              $   570,433
                                                    ============    ==========    ============   ===========

       Securities available for sale:
         Debt securities - U.S. Government
           and Federal Agencies                     $  3,550,265    $   73,743                   $ 3,624,008
         Corporate security                            1,600,000                                   1,600,000
                                                    ------------    ----------    ------------   -----------

     Total                                          $  5,150,265    $   73,743    $              $ 5,224,008
                                                    ============    ==========    ============   ===========

     December 31, 2000:
       Securities to be held to maturity:
         Debt securities -
           Municipal and State Government bonds     $    570,027    $    1,286    $              $   571,313
                                                    ============    ==========    ============   ===========

       Securities available for sale:
         Debt securities - U.S. Government
           and Federal Agencies                     $ 17,053,947                  $    (17,832)  $17,036,115
         Corporate security                            2,000,000                      (400,000)    1,600,000
                                                    ------------    ----------    ------------   -----------

     Total                                          $ 19,053,947    $             $   (417,832)  $18,636,115
                                                    ============    ==========    ============   ===========

     The scheduled maturities of debt securities to be held to maturity and debt securities available for sale at December 31, 2001 were as follows:

                                              SECURITIES TO BE                            SECURITIES
                                              HELD TO MATURITY                        AVAILABLE FOR SALE
                                       ---------------------------------   ---------------------------------------
                                            AMORTIZED         FAIR              AMORTIZED             FAIR
                                              COST            VALUE               COST                VALUE

     Due in one year or less                                                 $    1,253,785       $   1,278,908
     Due from 1 to 5 years                 $  400,000      $   398,676            1,296,480           1,324,470
     Due from 5 to 10 years                   170,000          171,757            1,000,000           1,020,630
     Due after 10 years                                                           1,600,000           1,600,000
                                           ----------      -----------       --------------       -------------

     Total                                 $  570,000      $   570,433       $    5,150,265       $   5,224,008
                                           ==========      ===========       ==============       =============

     There were no sales of investment securities in 2001, 2000 or 1999.

     Due to evidence of a significant deterioration in the issuer's creditworthiness, the Company transferred an investment security to be held to maturity with an amortized cost of $2,000,000 to available for sale during the year ended December 31, 2000. During the fourth quarter of the year ended December 31, 2001, the Company recognized an other-than-temporary impairment on this investment security resulting in a charge to operations of $400,000.

     During early 2000, the Company invested approximately $1.0 million in a start-up internet banking company. At December 31, 2000, the Company wrote down its investment and recognized a loss of $1.0 million in the statements of operations.

4.   LOANS AND ALLOWANCE FOR LOAN LOSSES

     Loans outstanding are summarized as follows:

                                                           DECEMBER 31,
                                              ------------------------------------------
                                                    2001                     2000

       Real estate mortgage loans              $   20,451,044          $    22,514,871
       Commercial loans                           103,567,398              101,520,054
       Consumer loans                              11,896,030               11,873,488
                                               --------------          ---------------

         Total                                    135,914,472              135,908,413
       Less:
         Allowance for loan losses                 (1,125,181)              (1,360,901)
         Deferred origination fees, net              (487,156)                (328,047)
                                               --------------          ---------------

                                               $  134,302,135          $   134,219,465
                                               ==============          ===============

     The Bank grants loans to customers in its local market area which consists primarily of Montgomery County, Pennsylvania. The ultimate repayment of these loans is dependent to a certain degree on the local economy and real estate market.

     At December 31, 2001, commercial loans have maturities ranging from six months to five years. Further, these loans are granted at both fixed and adjustable rates. Fixed rates range from 8.10% to 8.88% with adjustable rates ranging from the Bank's prime rate to 2% in excess of prime.

     The composition of fixed and adjustable rate loans as of December 31, 2001 was as follows:

                       FIXED RATE                                    ADJUSTABLE RATE
     ----------------------------------------------      -------------------------------------
                                                         TERM TO RATE
     TERM TO MATURITY               BOOK VALUE           ADJUSTMENT             BOOK VALUE

     1 month - 1 year             $    16,351,476        1 month - 1 year       $  59,043,100
     1 year - 3 years                  24,677,085
     3 years - 5 years                 21,705,111
     5 years - 30 years                14,137,700
                                  ---------------                               -------------

                                  $    76,871,372                               $  59,043,100
                                  ===============                               =============

     An analysis of the activity in the allowance for loan losses is as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                               --------------------------------------------------------
                                                                       2001               2000               1999

     Balance, beginning of year                                    $   1,360,901      $   1,262,256      $    1,111,817
                                                                   -------------      -------------      --------------

     Provision charged to operations                                     972,000            320,000             470,000
                                                                   -------------      -------------      --------------
     Loans charged off:
       Commercial loans                                               (1,122,670)          (192,117)           (216,480)
       Consumer loans                                                    (95,591)           (43,739)           (104,880)
                                                                   -------------      -------------      --------------

                                                                      (1,218,261)          (235,856)           (321,360)
                                                                   -------------      -------------      --------------

     Recoveries - commercial and consumer loans                           10,541             14,501               1,799
                                                                   -------------      -------------      --------------

     Balance, end of year                                          $   1,125,181      $   1,360,901      $    1,262,256
                                                                   =============      =============      ==============

     The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaluation of impaired loans. A loan is considered to be impaired when, based upon current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan. An insignificant delay or insignificant shortfall in amount of payments does not necessarily result in the loan being identified as impaired. For this purpose, delays less than 90 days are considered to be insignificant. As of December 31, 2001 and 2000, 100% of the impaired loan balance was measured for impairment based on the fair value of the loans' collateral. Impairment losses are included in the provision for loan losses. Loans collectively evaluated for impairment include consumer loans and residential real estate loans, and are not included in the data that follows.

     The following table summarizes impaired loan information.

                                                                                 DECEMBER 31,
                                                                     ------------------------------------
                                                                           2001               2000

     Impaired loans with related reserve for loan losses               $   3,182,576      $   1,666,831
                                                                       =============      =============

                                                                                 YEAR ENDED
                                                                                 DECEMBER 31,
                                                                     ------------------------------------
                                                                             2001               2000

     Average impaired loans                                             $   2,424,704      $   1,902,733
     Interest income recognized on impaired loans                                   -                  -
     Cash basis interest income recognized on impaired loans                  132,279             13,280

     At December 31, 2001, all of the Bank's nonaccrual loans were considered to be impaired loans.

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

     The principal amount of nonaccrual loans at December 31, 2001 and 2000 totaled $1,086,183 and $1,431,156, respectively. Additional interest income that would have been recorded in 2001 and 2000 under the original terms of nonaccrual loans totaled $84,928 and $138,686, respectively.

     Accruing loans which are contractually past due 90 days or more totaled $1,551,641 and $700,180 at December 31, 2001 and 2000, respectively.
     Interest due on these loans totaled $99,939 and $63,088 at December 31, 2001 and 2000, respectively.

5.   FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     A summary of furniture, equipment and leasehold improvements is as follows:

                                                                    DECEMBER 31,
                                                            -----------------------------
                                                              2001              2000

     Building and land                                      $   681,436       $   681,436
     Furniture and equipment                                  2,702,888         2,400,980
     Leasehold improvements                                   1,098,580           641,338
                                                            -----------       -----------

       Total                                                  4,482,904         3,723,754
     Accumulated depreciation and amortization               (2,331,397)       (1,757,314)
                                                            -----------       -----------

                                                            $ 2,151,507       $ 1,966,440
                                                            ===========       ===========

6.   DEPOSITS

     Interest-bearing deposits have stated rates ranging from 0.50% to 4.50% with a weighted average cost on all deposits of 3.65% at December 31, 2001 and from 1.76% to 6.59% with a weighted average cost on all deposits of 5.09% at December 31, 2000.

     Time deposit accounts outstanding at December 31, 2001 and 2000 mature as follows:

                                               2001               2000

     Three months or less                   $  27,880,715      $  21,024,642
     Four to twelve months                     42,129,006         43,974,208
     Over twelve months                        17,810,532         20,457,986
                                            -------------      -------------

                                            $  87,820,253      $  85,456,836
                                            =============      =============

     The aggregate amount of time certificates in denominations of $100,000 or more at December 31, 2001 and 2000 was $42,651,314 and $38,005,162,
     respectively. Interest expense attributable to time certificates in denominations of $100,000 or more for the years ended December 31, 2001, 2000 and 1999 amounted to $2,217,864, $2,159,167 and $1,569,104, respectively. These certificates and their remaining maturities are as follows:

     Three months or less               $  18,051,783
     Four to twelve months                 21,386,873
     Over twelve months                     3,212,658
                                        -------------

                                        $  42,651,314
                                        =============

7.   BORROWED FUNDS

     The Bank had no federal funds purchased or FHLB advances at December 31, 2001. At December 31, 2000, the Bank purchased federal funds in the amount of $7,000,000 from a correspondent bank on secured overnight lines of credit at an interest rate of 6.72%. The federal funds purchased were collateralized by the Bank's investment securities.

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

9.   INCOME TAXES

     The Bank's provision for income taxes differs from the amounts determined by applying the statutory federal income tax rate to income before income taxes for the following reasons:

                                                                       DECEMBER 31,
                                    ------------------------------------------------------------------------------------
                                                2001                          2000                        1999
                                    ----------------------------  --------------------------   -------------------------
                                       AMOUNT        PERCENTAGE      AMOUNT       PERCENTAGE     AMOUNT      PERCENTAGE

     Tax at federal tax rate          $  (358,708)       (35.0)%    $  (204,252)      (35.0)%   $  516,096       35.0%

     Increase (decrease)
       resulting from:
       Benefit of surtax exemptions        10,249          1.0            5,836         1.0        (14,746)       (1.0)
       Meals and entertainment
         disallowed                        59,389          5.8           54,553         9.3         54,947         3.7
       Tax exempt income                  (10,626)        (1.0)         (12,167)       (2.1)       (12,020)       (0.8)
       Other                               11,379          1.1           16,120         2.8          4,509         0.3
     Officers life insurance               33,317          3.2
                                      -----------       ------      -----------       -----     ----------      ------

     Provision (benefit)              $  (255,000)       (24.9)%    $  (139,910)      (24.0)%   $  548,786        37.2%
                                      -----------       ------      -----------       -----     ----------      ------

     Items that give rise to significant portions of the Company's deferred tax asset, calculated at 35%, are as follows:

                                                                                  DECEMBER 31,
                                                                         --------------------------------
                                                                              2001            2000

     Deferred tax assets:
       Property                                                           $   104,770        $   49,538
       Allowance for loan losses                                              205,402           353,689
       Allowance for investment losses                                        136,000
       Other                                                                   24,102           (41,942)
       Unrealized (gain) loss on securities available for sale                (25,072)          142,063
                                                                          -----------        ----------

     Net deferred tax asset                                               $   445,202        $  503,348
                                                                          ===========        ==========

     The provision (benefit) for income taxes for the years ended December 31, 2001, 2000 and 1999 includes the following:

                                2001            2000            1999

     Current taxes         $  (146,011)     $  (117,469)     $  569,773
     Deferred taxes           (108,989)         (22,441)        (20,987)
                           -----------      -----------      ----------

     Total                 $  (255,000)     $  (139,910)     $  548,786
                           ===========      ===========      ==========

10.  COMMITMENTS AND CONTINGENT LIABILITIES

     The Company is party to various claims and legal proceedings which arise in the normal course of business. Management, after consultation with legal counsel, does not believe that the resolution of these matters will have a material adverse effect on the Company's financial condition or results of operations.

     LETTERS OF CREDIT AND COMMITMENTS TO LEND - In the normal course of business, the Bank had commitments to advance funds under outstanding letters of credit of $659,980 and $533,169 and unadvanced loan commitments of $20,318,162 and $18,770,573 at December 31, 2001 and 2000, respectively.
     The unadvanced loan commitments at December 31, 2001 and 2000 were primarily at variable rates. In addition, the Bank had commitments to sell fixed rate residential mortgages of $22,077,508 and $9,905,499 at December 31, 2001 and 2000, respectively. Commitments are issued in accordance with the same loan policies and underwriting standards as settled loans and represent credit risk should the borrowers fail to repay the amounts extended.

     LEASING ARRANGEMENTS - The Company leases branch offices and certain equipment under noncancelable agreements requiring various minimum annual rentals. In addition to the minimum rents, the Company pays its pro rata share of the building's operating costs. Total operating lease expense for 2001, 2000 and 1999 was $1,038,797, $814,041 and $629,652, respectively.

     Future minimum lease payments under noncancelable leases are as follows:

                           YEAR ENDING
                           DECEMBER 31,

     2002                $     997,064
     2003                    1,054,694
     2004                    1,017,143
     2005                      899,116
     2006                      569,153
     Thereafter              1,515,949
                         -------------

     Total               $   6,053,119
                         =============

11.  STOCK OPTION PLANS

     In 1998, the Company's shareholders adopted the 1998 Stock Option Plan (the "1998 Plan") providing for the issuance of qualified and non-qualified stock options to the officers and key executives of the Company. The 1998 Plan replaced a prior plan. The purpose of the 1998 Plan is to promote the interests of the Company by providing incentives to (i) designated officers and other key employees of the Company and (ii) nonemployee members of the Company's Board of Directors, to attract and retain such persons and to encourage them to acquire or increase their proprietary interest in the Company and to maximize the Company's performance during the term of their employment or period of service with the Company. A total of 774,633 shares of common stock have been reserved for issuance pursuant to the 1998 Plan including options which remained issuable under the 1989 Plan. The price at which such options may be issued is determined by a special committee.

     At December 31, 2001, a total of 442,599 options were available for grant under the 1998 Plan. The per share price of exercisable options at December 31, 2001 reflects the adjusted exercise price resulting from stock dividends.

     Transactions during each of the last three years, adjusted for stock dividends, are as follows:

                                                                  EXERCISE PRICE        WEIGHTED
                                                                    PER SHARE       AVERAGE EXERCISE
                                                   SHARES             PRICE         PRICE PER SHARE

     Exercisable, January 1, 1999                   73,234        $3.45 - $9.36         $ 4.45

     Issued                                        183,800        $7.08
                                                   -------

     Exercisable, December 31, 1999                257,034        $3.45-$9.36           $ 6.33

     Issued                                         17,500        $4.25
                                                   -------

     Exercisable, December 31, 2000                274,534        $3.45 - $9.36         $ 5.80

     Issued                                         61,000        $5.51-6.25

     Forfeiture                                     (1,000)       $6.88
                                                   -------

     Exercisable, December 31, 2001                334,534        $3.45 - $9.36         $ 6.13
                                                   =======

     At December 31, 2001, the options exercisable had a weighted average remaining contractual life of 6.84 years.

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

     Had compensation cost for the Company's stock option plan been determined based on the fair value at the dates of awards under the fair value method of SFAS No. 123, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below:

                                                                    2001             2000

     Net loss:                           As reported            $ (769,881)      $ (442,774)
                                         Pro forma                (933,699)        (475,414)

     Diluted earnings per share:         As reported            $    (0.37)      $    (0.23)
                                         Pro forma                   (0.44)           (0.25)

     Significant assumptions used to calculate the above fair value of the awards are as follows:

                                                  2001             2000

     Risk free interest rate of return               5.00%            5.75%
     Expected option life                      120 months       120 months
     Expected dividends                        $        0       $        0
     Expected volatility                            58.99%            57.26%

12.  WARRANTS AUTHORIZED

     In connection with the initial offering of the Company's common stock, the Company's directors received warrants to purchase shares of common stock. These offering warrants are nontransferable and expire in 2009. The warrants had an initial exercise price of $10 per share. As a result of stock dividends issued by the Company, the exercise price was adjusted by the Board of Directors. At December 31, 2001, warrants had an exercise price of $3.84 per share. As of December 31, 2001, there were 54,635 warrants outstanding, and no warrants were exercised in 2001. Warrants outstanding have been adjusted to reflect stock dividends.

13.  PROFIT SHARING

     Effective March 1, 1993, the Bank adopted a 401(k) profit sharing plan to provide eligible employees with additional income upon their retirement. Participants may contribute up to 15% of their annual compensation to the plan subject to Internal Revenue Service limitations. The Bank contributes an amount equal to 50% of each participant's contribution, up to 3% of the participant's compensation. Contributions made by the Bank during the years ended December 31, 2001, 2000 and 1999 were $87,839, $70,137 and $52,915, respectively.

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

     A summary of unpaid principal balances of loans outstanding to directors, officers, employees and their business interests is as follows:

                                                 DECEMBER 31,
                                       ---------------------------------
                                            2001              2000

     Beginning of period               $   9,025,518       $   8,788,229
     Borrowings                            1,559,117           2,690,708
     Principal repayments                 (2,830,820)         (2,453,419)
                                       -------------       -------------

     End of period                     $   7,753,815       $   9,025,518
                                       =============       =============

     Certain directors of the Company are partners in an entity from which the Bank leases office space (see Note 10). Rental payments for the office space were approximately $329,000, $275,000 and $316,000 for the years ended December 31, 2001, 2000 and 1999, respectively. In the opinion of management, all aspects of this transaction, including the lease and amendments thereto, have been negotiated on an arms-length basis and the resultant terms are no less favorable than those that could be obtained from third parties.

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

                                                                  2001                              2000
                                                      ------------------------------     ----------------------------
                                                                        ESTIMATED                         ESTIMATED
                                                         CARRYING         FAIR             CARRYING         FAIR
                                                          AMOUNT          VALUE             AMOUNT         VALUE
                                                              (IN THOUSANDS)                     (IN THOUSANDS)

     Assets:
       Cash and cash equivalents                      $  14,334        $  14,334           $  6,886       $  6,886
       Investment securities held to maturity               570              570                570            571
       Investment securities available for sale           5,224            5,224             18,636         18,636
       Federal Home Loan Bank stock                         897              897                763            763
       Federal Reserve Bank stock                           323              323                323            323
       Loans, net                                       134,302          132,465            134,219        132,358
       Mortgage loans held for sale                      22,078           22,078              9,905          9,905

     Liabilities:
       Deposits:
         Noninterest-bearing deposits                    30,027           30,027             24,072         24,072
         Interest-bearing deposits                       17,106           17,106             15,859         15,859
         Savings deposits                                10,181           10,181              8,654          8,654
         Money market deposits                           19,635           19,635             17,355         17,355
         Time deposits                                   87,820           87,993             85,457         86,702
       Borrowed funds                                                                         7,000          7,000
       Guaranteed preferred beneficial
         interest in subordinated debt                    5,000            5,000              5,000          5,000

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

     The fair value estimates presented herein are based on pertinent information available to management as of December 31, 2001 and 2000. Although management is not aware of any factors that would significantly affect the fair value amounts, such amounts have not been comprehensively revalued for purposes of these consolidated financial statements since that date and, therefore, current estimates of fair value may differ significantly from the amounts presented herein.

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

     Quantitative measures established by regulation to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company and the Bank meet all capital adequacy requirements to which it is subject.

     The most recent notification from the Commonwealth of Pennsylvania Department of Banking (as of June 30, 1999) categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as adequately capitalized, the Bank must maintain minimum Tier 1 Capital, Total Risk-Based Capital and Leverage Ratios as set forth in the table.

     The Bank's actual capital amounts in thousands and ratios are presented in the table below:

                                                                                              TO BE CONSIDERED
                                                                                              WELL CAPITALIZED
                                                                    REQUIRED FOR                UNDER PROMPT
                                                                  CAPITAL ADEQUACY           CORRECTIVE ACTION
                                           ACTUAL                     PURPOSES                   PROVISIONS
                                   -----------------------     -----------------------     -----------------------
                                     AMOUNT       RATIO           AMOUNT      RATIO           AMOUNT      RATIO

     At December 31, 2001:
       Tier 1 capital (to risk-
         weighted assets)            $ 15,592      12.17%        $  5,126       4.00%        $  7,689      6.00%
       Total capital (to risk-
         weighted assets)              16,717      13.04           10,252       8.00           12,815     10.00
       Tier 1 capital (to average
         assets)                       15,592       8.70            7,165       4.00            8,956      5.00

     At December 31, 2000:
       Tier 1 capital (to risk-
         weighted assets)            $ 16,155      12.61%        $  5,125       4.00%        $  7,688      6.00%
       Total capital (to risk-
         weighted assets)              17,516      13.67           10,250       8.00           12,813     10.00
       Tier 1 capital (to average
         assets)                       16,155       9.40            6,876       4.00            8,597      5.00

     The Company's Tier 1 capital (to risk-weighted assets), total capital (to risk-weighted assets) and Tier 1 capital (to average assets) ratios were 11.57%, 13.42% and 8.31% at December 31, 2001, and 12.69%, 14.57% and 9.02%
     at December 31, 2000, respectively.

     Included in the Tier 1 capital ratio is one-third of the Company's $5.0 million of guaranteed preferred beneficial interest in subordinated debt, which is acceptable under current banking regulations.

18.  PARENT COMPANY CONDENSED FINANCIAL INFORMATION

     The condensed financial statements of Madison Bancshares Group, Ltd. (Parent Only) as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 are presented herein.

                                                                                           DECEMBER 31,
                                                                                  --------------------------------
       STATEMENT OF FINANCIAL CONDITION                                                 2001            2000

       ASSETS:
         Cash                                                                       $      35,355    $     74,949
         Investment in subsidiary                                                      15,640,498      15,958,507
         Other assets                                                                      80,475         130,995
         Investment available for sale                                                    480,000         480,000
         Accrued interest receivable                                                       13,300          30,855
         Deferred tax asset                                                                                40,800
                                                                                    -------------    ------------

       TOTAL                                                                        $  16,249,628    $ 16,716,106
                                                                                    =============    ============

       LIABILITIES:
         Guaranteed preferred beneficial interest in subordinated debt              $   5,000,000    $  5,000,000
         Accrued expenses                                                                                  21,035
                                                                                    -------------    ------------

                  Total liabilities                                                     5,000,000       5,021,035
                                                                                    -------------    ------------

       SHAREHOLDERS' EQUITY:
         Common stock                                                                   2,091,320       2,091,320
         Capital surplus                                                               10,331,332      10,331,332
         Accumulated deficit                                                           (1,221,693)       (451,812)
         Accumulated other comprehensive income (loss)                                     48,669        (275,769)
                                                                                    -------------    ------------

                  Total shareholders' equity                                           11,249,628      11,695,071
                                                                                    -------------    ------------

       TOTAL                                                                        $  16,249,628    $ 16,716,106
                                                                                    =============    ============

                                                                                    YEAR ENDED DECEMBER 31,
                                                                       -----------------------------------------------
       STATEMENTS OF OPERATIONS                                               2001           2000            1999

       Interest income                                                     $   56,613     $    25,899      $      725
       Operating expenses                                                    (618,246)       (630,514)       (606,622)
       Writedown of investment                                               (120,000)     (1,000,000)
                                                                           ----------     -----------      ----------

       Loss before equity in undistributed income from subsidiary            (681,633)     (1,604,615)       (605,897)

       Equity in undistributed (loss) income of subsidiary, Madison Bank      (88,248)      1,161,841       1,531,672
                                                                           ----------     -----------      ----------

       NET (LOSS) INCOME                                                   $ (769,881)    $  (442,774)     $  925,775
                                                                           ==========     ===========      ==========

     STATEMENTS OF CASH FLOWS

                                                                                       YEAR ENDED
                                                                      ------------------------------------------------
                                                                           2001            2000            1999

     Operating Activities:
       Net (loss) income                                                  $  (769,881)    $  (442,774)    $   925,775
       Writedown of investment                                                120,000       1,000,000
       Adjustments to reconcile net (loss) income to net
         cash used in operating activities:
         Equity in undistributed (loss) income of subsidiary                   88,248      (1,161,841)     (1,531,672)
         Decrease (increase) in accrued interest receivable                    17,555         (30,855)
         (Decrease) increase in accrued expenses and other liabilities        (21,035)         21,035
         Decrease in receivable from subsidiary                               474,999         225,001         475,000
         Decrease in other assets                                              50,520          50,521          50,519
                                                                          -----------     -----------     -----------

                Net cash used in operating activities                         (39,594)       (338,913)        (80,378)
                                                                          -----------     -----------     -----------

     Investing Activities:
       Purchase of investment securities available for sale                                (1,600,000)
                                                                          -----------     -----------     -----------

                Net cash used in investing activities                                      (1,600,000)
                                                                          -----------     -----------     -----------

     Financing Activities:
       Exercise of stock options and warrants                                                  32,152         114,869
       Proceeds from private placement                                                      1,896,996
                                                                          -----------     -----------     -----------

                Net cash provided by financing activities                                   1,929,148         114,869
                                                                          -----------     -----------     -----------

     NET (DECREASE) INCREASE IN CASH                                          (39,594)         (9,765)         34,491

     CASH, BEGINNING OF YEAR                                                   74,949          84,714          50,223
                                                                          -----------     -----------     -----------

     CASH, END OF YEAR                                                    $    35,355     $    74,949     $    84,714
                                                                          ===========     ===========     ===========

19.  QUARTERLY DATA (UNAUDITED)

     The unaudited quarterly results of operations for 2001 and 2000 were as follows:

                                                                       YEAR ENDED DECEMBER 31, 2001
                                              -----------------------------------------------------------------------------------
                                                  MARCH 31      JUNE 30        SEPTEMBER 30      DECEMBER 31          TOTAL

     Interest income                            $ 3,693,962    $ 3,660,933      $ 3,600,735       $ 3,486,077      $ 14,441,707
     Interest expense                             1,741,724      1,646,104        1,503,052         1,369,073         6,259,953
                                                -----------    -----------      -----------       -----------      ------------

     Net interest income                          1,952,238      2,014,829        2,097,683         2,117,004         8,181,754
     Provision for loan losses                       90,000        620,000                            262,000           972,000
                                                -----------    -----------      -----------       -----------      ------------

       Net                                        1,862,238      1,394,829        2,097,683         1,855,004         7,209,754

     Other noninterest income                     1,003,551      1,242,971        1,313,204         1,389,780         4,949,506
     Other noninterest expenses                   2,884,609      3,122,064        3,421,881         3,755,587        13,184,141
                                                -----------    -----------      -----------       -----------      ------------

     Net loss before income taxes                   (18,820)      (484,264)         (10,994)         (510,803)       (1,024,881)

     Benefit for income taxes                                                                        (255,000)         (255,000)
                                                -----------    -----------      -----------       -----------      ------------

     Net loss                                   $   (18,820)   $  (484,264)     $   (10,994)      $  (255,803)     $   (769,881)
                                                ===========    ===========      ===========       ===========      ============

     Per share data - Diluted (loss) earnings
       per share                                $     (0.01)   $     (0.22)     $     (0.01)      $     (0.13)     $      (0.37)
                                                ===========    ===========      ===========       ===========      ============

                                                                        YEAR ENDED DECEMBER 31, 2000
                                                ----------------------------------------------------------------------------
                                                   MARCH 31       JUNE 30       SEPTEMBER 30    DECEMBER 31        TOTAL

     Interest income                            $  3,563,274    $ 3,795,753     $  3,869,853    $ 3,778,853     $ 15,007,733
     Interest expense                              1,499,494      1,639,335        1,793,389      1,834,900        6,767,118
                                                ------------    -----------     ------------    -----------     ------------

     Net interest income                           2,063,780      2,156,418        2,076,464      1,943,953        8,240,615
     Provision for loan losses                       100,000         80,000          100,000         40,000          320,000
                                                ------------    -----------     ------------    -----------     ------------

       Net                                         1,963,780      2,076,418        1,976,464      1,903,953        7,920,615

     Other noninterest income                        545,434        754,379        1,018,352        (87,642)       2,230,523
     Other noninterest expenses                    2,445,834      2,667,966        2,805,964      2,814,058       10,733,822
                                                ------------    -----------     ------------    -----------     ------------

     Net income (loss) before income taxes            63,380        162,831          188,852       (997,747)        (582,684)

     Provision (benefit) for income taxes             34,264         41,106           65,706       (280,986)        (139,910)
                                                ------------    -----------     ------------    -----------     ------------

     Net income (loss)                          $     29,116    $   121,725     $    123,146    $  (716,761)    $   (442,774)
                                                ============    ===========     ============    ===========     ============

     Per share data - Diluted (loss) earnings
       per share                                $       0.02    $      0.07     $       0.06    $     (0.38)    $      (0.23)
                                                ============    ===========     ============    ===========     ============

     Notes: Per share data has been retroactively restated to reflect the effect of stock dividends. Net income (loss) per common share is computed independently for each period presented. Consequently, the sum of the quarters may not equal the total net income (loss) per common stock.

                                     ******

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                    Not applicable.

                                    PART III

ITEM 9 DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

                    The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2002 annual meeting of Shareholders.

ITEM 10             EXECUTIVE COMPENSATION

                    The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2002 annual meeting of the shareholders.

ITEM 11             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

                    The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2002 annual meeting of the shareholders.

ITEM 12             CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                    The information required by the Item is incorporated by reference from the definitive proxy materials of the Company to be filed with the Commission in connection with the Company's 2002 annual meeting of the shareholders.

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

3(b)     Amended and Restated Bylaws of the Company**                                N/A

4(c)     Form of Warrant of the Company***                                           N/A

10(a)    Lease Agreement, dated February 5, 2002, by and between Madison
         Bancshares Group, Ltd. and 19 Sentry West Partners                          N/A

10(b)    Madison Bancshares Group, Ltd.  1997 Stock Option Plan****                  N/A

10(c)    Amended and Restated Declaration of Trust of Madison Capital
         Trust I dated July 13, 1998.*****                                           N/A

10(d)    Indenture between Madison Bancshares Group, Ltd. and Christiana
         Bank and Trust Company, as Trustee, dated July 13, 1998.*****               N/A

10(e)    Capital Securities Guarantee between Madison Bancshares Group,
         Ltd. and Christiana Bank and Trust Company, as Trustee, dated
         July 13, 1998.*****                                                         N/A

21       Subsidiaries of the Registrant

23       Consent of Deloitte & Touche, LLP

----------
* Incorporated by reference from Exhibit No.3 to the Registration Statement on Form S-1 of the Company, as amended, Registration
          No. 33-22492.
** Incorporated by reference from Exhibit No.3 to the Registration Statement on Form S-1 of the Company, as amended, Registration No.33-22492.
*** Incorporated by reference from Exhibit No.4 to the Registration Statement on Form S-1 of the Company, as amended, Registration No.33-22492.
**** Incorporated by reference from Exhibit A to the Company's 1997 Definitive Proxy Statement, dated April 18, 1997.
          All other schedules and exhibits are omitted because they are not applicable or the required information is set out in the financial statements or the notes thereto.
***** Incorporated by reference from Exhibit No. 10 to the Company's Quarterly Report on Form 10-QSB for the quarterly period ended September 30, 1998.

          (b)       Reports on Form 8-K

                          None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            MADISON BANCSHARES GROUP, LTD.

                            By:  /s/ Peter DePaul
                                ------------------------------
                                 Chairman of the Board

                            By:  /s/ Vito A. DeLisi
                                ------------------------------
                                 Vito A. DeLisi, President

                            By:  /s/ E. Cheryl Hinkle
                                ------------------------------
                                 E. Cheryl Hinkle
                                 Assistant Secretary and Treasurer
                                 (Principal Accounting and Financial Officer)

                                  -------------

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons in the capacities and on the date indicated.

         March 28, 2002          /s/ Vito A. DeLisi
                                 -----------------------------
                                 Vito A. DeLisi, President
                                 and Director

         March 28, 2002          /s/ Peter DePaul
                                 -----------------------------
                                 Peter DePaul
                                 Chairman of the Board

         March 28, 2002          /s/ Philip E. Hughes, Jr.
                                 -----------------------------
                                 Philip E. Hughes, Jr.
                                 Director and Vice Chairman of the Board

         March 28, 2002          /s/ Frank R. Iacobucci
                                 -----------------------------
                                 Frank R. Iacobucci, Director

         March 28, 2002          /s/ Arnold M. Katz
                                 -----------------------------
                                 Arnold M. Katz, Director

         March 28, 2002          /s/ Lorraine C. King
                                 -----------------------------
                                 Lorraine C. King, Director

         March 28, 2002          /s/ Kathleen A. Kucer
                                 -----------------------------
                                 Kathleen A. Kucer, Director

         March 28, 2002          /s/ Michael O'Donoghue
                                 -----------------------------
                                 Michael O'Donoghue, Director

         March 28, 2002          /s/ Salvatore Paone
                                 -----------------------------
                                 Salvatore Paone, Director

         March 28, 2002          /s/ Donald J. Reape
                                 -----------------------------
                                 Donald J. Reape, Director

         March 28, 2002          /s/ Blaine W. Scott
                                 -----------------------------
                                 Blaine W. Scott, Director