Form 10QSB
period 2002-03-31
MADISON BANCSHARES GROUP LTD
filed 2002-05-13
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB
                                   -----------


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED: MARCH 31, 2002
                                                 --------------
Commission file number 0-17539
                       -------

                         MADISON BANCSHARES GROUP, LTD.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

         PENNSYLVANIA                                   23-2512079
-------------------------------             ------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

 1767 SENTRY PARKWAY WEST, BLUE BELL, PA                   19422
-----------------------------------------               -----------
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

                              YES |X|    NO ____

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date.

     2,091,320 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of May 1, 2002.

                                     PART 1


ITEM 1 - FINANCIAL STATEMENTS

       SEE ANNEX A

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

         This report contains "forward-looking" statements. Madison Bancshares Group, Ltd. is including this statement for the express purpose of availing itself of the protections of the safe harbor provided by the Private Securities Litigation Reform Act of 1995 with respect to all such forward-looking statements. Examples of forward-looking statements include, but are not limited to (a) projections of changes in capital-to-assets ratio, (b) statements of plans and objectives of the Company or its management or Board of Directors, (c) statements of future economic performance and (d) statements of assumptions underlying other statements and statements about the Company or its business. For a discussion of specific risks relating to Madison Bancshares Group, Ltd. business and operations please refer to the section entitled "risk factors" set forth in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

         Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended March 31, 2002 and 2001. The Bank commenced operations in August 1989.

         CAPITAL RESOURCES

         The total shares of common stock outstanding at March 31, 2002 and December 31, 2001 were 2,091,320, respectively. The book value of the Company's common stock at December 31, 2001 was $5.38 per share and at March 31, 2002 was $5.37 per share.

         The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and bank holding companies. The Company's actual capital ratios at March 31, 2002 and December 31, 2001, respectively, each of which exceeded the levels required to be classified "adequately capitalized" under applicable regulatory guidelines.

                                               REGULATORY      ACTUAL           ACTUAL
         RATIO                                  MINIMUM     MAR. 31, 2002    DEC. 31, 2001
         -----                                 ----------   -------------    -------------
         Qualifying Total Capital to
         Risk Weighted Assets                     8.00%        13.28%           13.42%

         Tier 1 Capital, net of intangibles
         to Risk Weighted Assets                  4.00%        11.41%           11.57%

         Tier 1 Leverage Ratio of Capital to
         Total Adjusted Average Assets            4.00%         8.09%            8.31%

         The Company's capital-to-assets ratio was 6.17% as of December 31, 2001 as compared to 5.95% as of March 31, 2002. Management anticipates that the capital-to-assets ratio will decline in future periods as the Company's assets continue to grow. For the quarter ended March 31, 2002, the Company's average return on equity was 2.14%, and its return on average assets was .13%. The Company's average return on equity as of December 31, 2001 was (.16%), and its return on average assets was (.01%).


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

         At March 31, 2002, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. In a static rate environment, net interest income would be approximately $8,637,000 at the end of one year. The Company is in a negative gap position. Accordingly, if rates fell 200 basis points, net interest income would decrease by 6.3%, or would be approximately $8,092,000 at the end of a one year period. A rise in rates by 200 basis points would represent a net interest income increase of 4.8%, or would be approximately $9,055,000 at the end of a one year period due to the current negative gap position of the Company.

         Management attempts to structure the Balance Sheet to provide for the repricing of assets and liabilities in approximately equal amounts.

         RESULTS OF OPERATIONS

         As of March 31, 2002 outstanding loan receivables in connection with loans made to 1,768 loan accounts totaled $146,892,440 (excluding allowance for loan losses and deferred loan fees and inclusive of loans held for sale). The following table set forth a comparative breakdown of the Company's loans outstanding at March 31, 2002 and December 31, 2001, respectively.

         LOANS

                                                  MARCH 31, 2002             DECEMBER 31, 2001
                                                             % of                           % of
         TYPE OF ACCOUNT                     BALANCE       PORTFOLIO        BALANCE       PORTFOLIO
         ---------------                  ------------   ------------    ------------   ------------
         Real Estate Loans, Mortgages     $ 20,673,182        14%        $ 20,451,044        13%
         Commercial Loans                  102,275,058        70          103,567,398        66
         Consumer Loans                     12,045,038         8           11,896,030         7
         Residential Loans Held for
           Sale                             11,899,162         8           22,077,508        14
                                          ------------       ---         ------------       ---
                     Totals               $146,892,440       100%        $157,991,980       100%
                                          ============       ===         ============       ===

         ALLOWANCE FOR LOAN LOSSES - The provision for loan losses charged to expense is based upon past loan and loss experience and an evaluation of losses in the current loan portfolio, including the evaulation of impaired loans. Management continues to utilize a blended general portfolio allocation with segregated pools of loans and a specific loan-by-loan allocation mirroring bank regulatory classifications. Each classified credit is assigned a specific reserve allocation based upon the severity of its classification and its specific characteristics (i.e., industry, type of project, nature of collateral). General reserve allocations are also established against the unclassified major segments of the loan portfolio, as well as against unfunded commitments and exposures resulting from the issuance of letters of credit. Each quarter a comprehensive loan portfolio analysis is performed, and reserves are adjusted at such times to more adequately reflect the Bank's exposure in its loan portfolio. Additionally, the evaluation considers past loss experience, current economic conditions, the results of the most recent regulatory examination, and other relevant factors. As of December 31, 2001, the Company had $1,125,181 of allowance for loan losses, which represents .83% of outstanding loan receivables, excluding residential loans held for sale. During the first quarter of 2002, the Company added $87,500 to the allowance for loan losses. There were no charge-offs as of March 31, 2002 and recoveries were $1,800. The allowance for loan loss reserve was $1,214,481 or .90% of total loan receivables as of March 31, 2002. The principal amount of non-accrual loans at March 31, 2002 totaled $1,080,960 as compared to

         $1,086,183 as of December 31, 2001. A substantial portion of the non-accrual loans are partially or fully secured and in the process of collection. The allowance for loan losses will be adjusted in the subsequent quarters of 2002 to cover any known losses or any losses reasonably expected in the portfolio as reflected with current economic condition.


         REAL ESTATE OWNED - At December 31, 2001, real estate owned totaled $350,393 as compared to $351,935 at March 31, 2002. Real estate owned consists of two properties which are both up for sale with third-party real estate agents and the sale price of each property is greater than the current carrying value.


         DEPOSITS - At March 31, 2002, the Company held deposits aggregating $171,140,583, which reflects an increase over deposits of $164,769,017 held at December 31, 2001. Of the $171,140,583 deposits held at March 31, 2002, $32,579,836, or approximately 19%, were non-interest bearing deposits. Total deposit accounts numbered 11,598 at March 31, 2002. The following table and graph set forth a comparative breakdown of the Company's deposits outstanding for the quarter ended March 31, 2002 and year ended December 31, 2001.


         DEPOSITS

                                          MARCH 31, 2002             DECEMBER 31, 2001
                                                     % of                          % of
                TYPE OF ACCOUNT       BALANCE      PORTFOLIO       BALANCE       PORTFOLIO
                ---------------    ------------  ------------   ------------   ------------
       Non-Interest Bearing        $ 32,579,836      19%        $ 30,026,869        18%
       Interest Bearing              18,110,689      11           17,105,710        10
       Money Market                  24,192,838      14           19,635,229        12
       Savings                       11,096,414       6           10,180,956         6
       CD's Under $100,000           43,008,580      25           45,168,939        28
       CD's Over  $100,000           42,152,226      25           42,651,314        26
                                   ------------     ---         ------------       ---

       Totals                      $171,140,583     100%        $164,769,017       100%
                                   ============     ===         ============       ===

         INCOME AND EXPENSE

         For the three months ended March 31, 2002, the Company incurred a net income of $60,174 or $0.03 per share (diluted), as compared to a net loss of ($18,820) or ($.01) per share (diluted) during the three months ended March 31, 2001. The increase was attributed to the Company's efforts in implementing a budget program to decrease expenses. Also in the first quarter of 2001, there were expenses associated with the branch opening in Jenkintown that were not incurred in the first quarter of 2002.

         INTEREST AND FEES ON LOANS - Total interest and fees on loans at March 31, 2002 was $2,948,305 compared to $3,364,082 at March 31,
         2001, representing a 12% decrease. The Company experienced a 3% average loan growth while the yield on the portfolio decreased from 9.51% to 8.10%. The decrease in loan yields is a result of the falling interest rate environment affecting immediate repricing of 35% of the Company's loan portfolio. This will affect the Company's earnings until such time that the interest-bearing fixed rate liabilities mature and are repriced. This will occur over the next 12 months, and at such time the Company's interest margin will be corrected.

         INTEREST INCOME ON INVESTMENT SECURITIES - Interest income on investment securities relates primarily to interest on U.S. Government Obligations. Interest income for U.S. Government Obligations of $88,247 for the three months ended March 31, 2002 decreased 60% from $220,833 for the three months ended March 31, 2001. The decrease was due to the decline in interest rates, resulting in certain callable bonds the Company invested in to be called.

         INTEREST INCOME ON OTHER SECURITIES - Interest income on other securities is comprised primarily of dividends from investments of Federal Home Loan Stock and other debt securities. For the three months ended March 31, 2002 other securities income was $63,253 as compared to $73,590 for the three months ended March 31, 2001. The slight decrease was due to decreased dividend payments on the Federal Home Loan Bank Stock.

         OTHER INTEREST INCOME - Interest income on temporary investments represents federal funds sold. For the three months ended March 31, 2002, interest income on federal funds sold was $55,284 as compared to $35,457 for the three months ended March 31, 2001, a 56% increase. The increase was a direct result of the Company retaining liquid funds to satisfy the loan demand arising out of a falling interest rate environment.

         ANALYSIS OF NET INTEREST INCOME

         Net interest income, which is the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

         The graph below sets forth the Company's net interest income and non-interest expense growth from March 31, 2001 through March 31, 2002:



                       Mar        Apr        May        Jun        Jul        Aug        Sep        Oct        Nov        Dec
                       ---        ---        ---        ---        ---        ---        ---        ---        ---        ---
    Net Int Inc    671,207    725,904    682,772    114,642    715,890    701,698    728,238    743,495    671,580    738,976
Tot Non Int Exp  1,037,470  1,005,831  1,050,546  1,055,478  1,096,750  1,135,907  1,099,483  1,181,656  1,097,601  1,424,869

                       Jan      Feb        Mar
                       ---      ---        ---
    Net Int Inc    614,379  595,595    705,565
Tot Non Int Exp  1,186,509  993,938  1,112,280

         The Company's net interest income, after provision for loan losses, for the quarters ended March 31, 2002 and March 31, 2001 was $1,818,341 and $1,862,238, respectively. Total interest income was $3,155,089 for the quarter ended March 31, 2002, as compared to $3,693,962 for the quarter ended March 31, 2001. Interest expense on deposits and borrowings was $1,249,248 for the three months ended March 31, 2002, as compared to $1,741,724 for the three months ended March 31, 2001.

         The graph below sets forth the Company's loan and deposit growth from March 31, 2001 through March 31, 2002:


                  Mar          Apr          May         Jun           Jul          Aug          Sep          Oct          Nov
                  ---          ---          ---         ---           ---          ---          ---          ---          ---
   Loans  144,385,465  149,757,518  151,596,412  148,215,287  150,129,251  150,499,445  156,720,866  156,832,418  166,274,429
Deposits  154,911,754  156,877,831  157,509,800  160,614,398  161,658,253  159,732,994  163,720,590  162,704,132  167,317,614


                  Dec          Jan          Feb          Mar
                  ---          ---          ---          ---
   Loans  157,891,981  148,859,997  152,120,884  146,892,440
Deposits  164,804,372  167,246,786  170,040,594  171,168,864



         INTEREST EXPENSE - Interest expense of $1,249,248 represented 40% of total interest income for the three months ended March 31, 2002, as compared to $1,741,724 or 47% of total interest income for the three months ended March 31, 2001. The 28% decrease in interest expense from March 31, 2001 to March 31, 2002 is attributed to the eleven declines in interest rates. The average cost of funds decreased from 5.16% at March 31, 2001 to 3.48% at March 31, 2002.

         NON-INTEREST EXPENSE - For the quarter ended March 31, 2002, non-interest expenses were $3,326,033 as compared to $2,884,609 during the first quarter of 2001, which is a 15% increase. Of this amount, $1,990,464, or approximately 60% of total other expenses was attributed to salary and related employee benefits as compared to $1,640,868, or 57% of total other expenses during the first quarter of 2001. The increase was primarily due to increased staffing to accommodate the Company's opening of an additional branch in Jenkintown in January 2001 and increased staffing to accommodate the bank's growth.

         OCCUPANCY EXPENSES - Occupancy expenses of $410,404 accounted for 12% of total non-interest expenses for the three months ended March 31, 2002. This was an increase of 4% over the same period in 2001. The increased occupancy expenses are directly attributed to the additional space the Bank leased to accommodate the branch expansion as well as additional space to support the internal growth of the Bank. Occupancy expense for the three months ended March 31, 2001 was $393,067 or 14% of total non-interest expenses.

         EQUIPMENT EXPENSES - Equipment expenses of $145,553 for the three months ended March 31, 2002 represented a decrease of 2% from $148,000 for the three months ended March 31, 2001.

         BUSINESS DEVELOPMENT EXPENSES - Business development expenses for the quarter ended March 31, 2002 were $48,447 as compared to $92,113 for the quarter ended March 31, 2001, a 47% decrease. The decrease was a direct result of budget cuts in an effort to control costs as a result of prior earnings results.

         OTHER OPERATING - Other operating expenses are comprised of advertising, accounting, auto and travel, insurance and examinations, postage and freight, data processing fees, printing and supplies and Pennsylvania Shares Tax payments. Other operating expenses for the three months ended March 31, 2002 were $731,165, or 22% of total non-interest expenses. During the three months ended March 31, 2001 other operating expenses were $610,561 or 21% of total non-interest expenses.

         Income tax expense for the quarter ended March 31, 2002 was $51,463. There was no income tax expense for the quarter ended March 31, 2001 due to the Company's net loss.

         CRITICAL ACCOUNTING POLICIES

         In management's opinion, the most critical accounting policy impacting the Company's financial statement is the evaluation of the allowance for loan losses. Management carefully monitors the credit quality of the loan portfolio and makes estimates about the amount of credit losses that have been incurred at each financial statement date. Management evaluates the fair value of collateral supporting the impaired loans using independent appraisals and other measures of fair value. This process involves subjective judgments and assumptions and is subject to change based on factors that may be outside the control of the Company.

                           PART II - OTHER INFORMATION

ITEMS 1 THROUGH 5

         Not Applicable.



ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits Filed
                                                                 PAGE NUMBER
                                                                 IN SEQUENTIAL
EXHIBIT NUMBER                                                  NUMBERING SYSTEM
--------------                                                  ----------------

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

-------------
* Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.

** Incorporated by reference from Exhibit No. 3 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.

*** Incorporated by reference from Exhibit No. 4 to the Registration Statement on Form S-1 of the Company, as amended, Registration No. 33-22492.

**** Incorporated by reference from Exhibit 10(a) to the Company's Annual Report on Form 10-KSB for the year ended December 31, 2001.

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


Date Executed:  May ___, 2002

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                 CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
                                   (Unaudited)

                                                                                March 31, 2002     December 31, 2001
                                                                                --------------     -----------------
ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                                $   6,850,847       $  13,333,676
  Federal funds sold                                                                14,500,000           1,000,000
                                                                                 -------------       -------------
     Total cash and cash equivalents                                                21,350,847          14,333,676

INVESTMENT SECURITIES:
  Held to maturity (fair value - 2002, $170,587; 2001, $570,433)                       170,000             570,000
  Available for sale (amortized cost - 2002, $15,657,071; 2001, $5,150,265)         15,604,112           5,224,008
  Federal Home Loan Bank Stock                                                         897,000             897,000
  Federal Reserve Bank Stock                                                           323,400             323,400

LOANS (Net of allowance for loan losses - 2002, $1,214,481;
  2001, $1,125,181)                                                                133,380,390         134,302,135

MORTGAGE LOANS HELD FOR SALE                                                        11,899,162          22,077,508

REAL ESTATE OWNED                                                                      351,935             350,393

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                 2,170,630           2,151,507

ACCRUED INTEREST RECEIVABLE                                                          1,024,112             939,148

OTHER ASSETS                                                                         1,048,363             767,997

DEFERRED INCOME TAXES                                                                  533,474             445,202
                                                                                 -------------       -------------
TOTAL                                                                            $ 188,753,425       $ 182,381,974
                                                                                 =============       =============
LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                            $  32,579,836       $  30,026,869
  Interest-bearing demand deposits                                                  18,110,689          17,105,710
  Savings deposits                                                                  11,096,414          10,180,956
  Money market deposits                                                             24,192,838          19,635,229
  Time deposits                                                                     85,160,806          87,820,253
                                                                                 -------------       -------------
     Total deposits                                                                171,140,583         164,769,017

GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                                  5,000,000           5,000,000

ACCRUED INTEREST PAYABLE                                                               919,818             880,328

ACCRUED EXPENSES AND OTHER LIABILITIES                                                 466,845             483,001
                                                                                 -------------       -------------
     Total Liabilities                                                             177,527,246         171,132,346
                                                                                 -------------       -------------
COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 5,000,000 shares;
    issued and outstanding, 0 shares
  Common stock, $1 par value - authorized 20,000,000 shares;
    issued and outstanding, 2002 and 2001, 2,091,320 shares                          2,091,320           2,091,320
  Capital surplus                                                                   10,331,332          10,331,332
  Accumulated deficit                                                               (1,161,520)         (1,221,693)
  Accumulated other comprehensive loss                                                 (34,953)             48,669
                                                                                 -------------       -------------
     Total shareholders' equity                                                     11,226,179          11,249,628
                                                                                 -------------       -------------
 TOTAL                                                                           $ 188,753,425       $ 182,381,974
                                                                                 =============       =============

                 See note to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME
                  FOR THE PERIODS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)


                                                              2002            2001
                                                          -----------      -----------
Interest income:
  Interest and fees on loans                              $ 2,948,305      $ 3,364,082
  Interest and dividends on investment securities:
    US Government obligations                                  88,247          220,833
    Other securities                                           63,253           73,590
    Interest on temporary investments                          55,284           35,457
                                                          -----------      -----------
                                                            3,155,089        3,693,962
                                                          -----------      -----------
Interest expense:
  Interest on:
    Demand deposits                                            21,782           59,549
    Savings and money market deposits                         125,009          189,808
    Time deposits                                             989,957        1,351,545
    Guaranteed preferred beneficial interest in
     subordinated debt                                        112,500          112,500
    Federal funds purchased & other interest                     --             28,322
                                                          -----------      -----------
                                                            1,249,248        1,741,724
                                                          -----------      -----------

Net interest income before provision for loan losses        1,905,841        1,952,238
Provision for loan losses                                      87,500           90,000
                                                          -----------      -----------
Net interest income after provision for loan losses         1,818,341        1,862,238
                                                          -----------      -----------
Other noninterest income:
  Gain on sale of mortgage loans                            1,310,740          762,813
  Service charges on deposit accounts                         245,085          172,155
  Other                                                        63,504           68,583
                                                          -----------      -----------
     Total noninterest income                               1,619,329        1,003,551
                                                          -----------      -----------
Other noninterest expenses:
  Salary and employee benefits                              1,990,464        1,640,868
  Occupancy                                                   410,404          393,067
  Equipment                                                   145,553          148,000
  Computer processing                                         189,370          117,497
  Deposit insurance                                             9,535            9,080
  Legal                                                        41,128           23,237
  Professional fees                                            19,220           45,989
  Business development                                         48,447           92,113
  Office and stationary supplies                               44,019           37,939
  Director fees                                                28,475           26,050
  Advertising                                                   6,337           14,465
  Amortization of debt issuance costs                          12,630           12,630
  Other operating                                             380,451          323,674
                                                          -----------      -----------
     Total noninterest expenses                             3,326,033        2,884,609
                                                          -----------      -----------

(Loss) Income before income taxes                             111,637          (18,820)
Provision for income taxes                                     51,463             --
                                                          -----------      -----------
Net (loss) income                                         $    60,174      $   (18,820)
                                                          ===========      ===========
Net income (loss) per common share - basic                $      0.03      $     (0.01)
                                                          ===========      ===========
Net income (loss) per common share - diluted              $      0.03      $     (0.01)
                                                          ===========      ===========
Weighted average number of shares - basic                   2,091,320        2,091,320
                                                          ===========      ===========
Weighted average number of shares - diluted                 2,146,096        2,140,278
                                                          ===========      ===========

                 See note to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (Unaudited)

                                                                       2002                2001
                                                                   ------------       ------------
Operating activities:
  Net income (loss)                                                $     60,174       $    (18,820)
  Adjustments for non-cash items included in net income:
     Deferred income tax                                                (45,193)
     Depreciation and amortization                                      129,341            144,873
     Provision for loan losses                                           87,500             90,000
     Net amortization of bond premium/discount                           19,963              1,991
     Amortization of deferred fees & costs, net                         (88,749)          (114,185)
     Gain on sale of mortgages held for sale                         (1,310,740)          (762,813)
     Loss on sale of real estate owned                                                      21,288
  Changes in assets and liabilities which (used) provided
    cash:
     Mortgage loans held for resale                                  11,489,086           (860,062)
     Accrued interest receivable                                        (84,964)           266,487
     Other assets                                                      (280,366)          (176,543)
     Accrued interest payable                                            39,490            318,793
     Accrued expenses and other liabilities                             (16,156)          (128,598)
                                                                   ------------       ------------
Net cash provided by (used in) operating activities                   9,999,386         (1,217,589)
                                                                   ------------       ------------
Investing activities:
  Purchase of investment securities available for sale              (11,026,768)        (2,000,000)
  Proceeds from maturity of investment securities                       900,000         13,000,000
  Net change in loans to customers                                      922,994          3,064,720
  Purchase of furniture, equipment and leasehold improvements          (148,465)          (249,181)
  Costs capitalized for real estate owned                                (1,542)            (1,287)
  Proceeds on sale of real estate owned                                                    254,049
                                                                   ------------       ------------
Net cash provided by (used in) investing activities                  (9,353,781)        14,068,301
                                                                   ------------       ------------
Financing activities:
  Increase in demand, savings and time deposits                       6,371,566          3,373,760
  Repayment of borrowed funds                                                           (5,000,000)
                                                                   ------------       ------------
Net cash provided by (used in) financing activities                   6,371,566         (1,626,240)
                                                                   ------------       ------------
Net increase in cash and cash equivalents                             7,017,171         11,224,472

Cash and cash equivalents, beginning of year                         14,333,676          6,886,426
                                                                   ------------       ------------
Cash and cash equivalents, end of period                           $ 21,350,847       $ 18,110,898
                                                                   ============       ============
Supplemental disclosures of cash flow information:
  Cash paid during the period for:
    Interest                                                       $  1,209,758       $  1,422,931
                                                                   ============       ============
    Income taxes paid                                              $       --         $       --
                                                                   ============       ============


                 See note to consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
               NOTE TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2002


1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION - The accompanying unaudited consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for a fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three month periods ended March 31, 2002 and 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

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

       COMPREHENSIVE INCOME/(LOSS) - Amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity and are presented as a component of comprehensive income/(loss). Comprehensive income/(loss) for the three month periods ended March 31, 2002 and 2001 was ($83,622) and $47,417, respectively.

       ACCOUNTING PRONOUNCEMENTS ISSUED AND ADOPTED - In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (SFAS) No. 141, BUSINESS COMBINATIONS and SFAS
       No. 142, GOODWILL AND OTHER INTANGIBLE ASSETS. SFAS No. 141 requires that all business combinations initiated after June 30, 2001 be accounted for under the purchase method and addresses the initial recognition and measurement of goodwill and other intangible assets acquired in a business combination. SFAS No. 142 addresses the initial recognition and measurement of intangible assets acquired outside of a business combination and the accounting for goodwill and other intangible assets subsequent to their acquisition. SFAS No. 142 provides that intangible assets with finite useful lives be amortized and that goodwill and intangible assets with indefinite lives will not be amortized, but will rather be tested at least annually for impairment. The Company Adopted SFAS No. 141 and No. 142 as of January 1, 2002. The adoption of these statements did not have any impact on the Company's financial position or the results of operations.

       In August 2001, the FASB issued SFAS No. 144, ACCOUNTING FOR THE IMPAIRMENT OR DISPOSAL OF LONG-LIVED ASSETS. This statement addressed financial accounting and reporting for the impairment or disposal of long-lived assets. The statement supersedes SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF, and the accounting and reporting provisions of the APB No. 30, REPORTING OF OPERATIONS-REPORTING THE EFFECTS OF DISPOSAL OF A SEGMENT OF A BUSINESS AND EXTRAORDINARY, UNUSUAL AND INFREQUENTLY OCCURRING EVENTS AND TRANSACTIONS. This statement is effective for fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 as of January 1, 2002. The adoption of this statement did not have an impact on the Company's financial condition or results of operations.