Form 10QSB
period 2002-06-30
MADISON BANCSHARES GROUP LTD
filed 2002-08-14
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED: JUNE 30, 2002


Commission file number 0-17539
                       -------


                         MADISON BANCSHARES GROUP, LTD.
                 ----------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

         PENNSYLVANIA                                23-2512079
 ------------------------------                   -----------------
(State or other jurisdiction of          (IRS Employer Identification Number)
incorporation or organization)

  1767 SENTRY PARKWAY WEST, BLUE BELL, PA                19422
------------------------------------------------      -----------
  (Address of principal executive offices)             (Zip Code)

                                 (215) 641-1111
               --------------------------------------------------
              (Registrant's telephone number, including area code)


                                       N/A
    -----------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                               YES  X   NO
                                   ---     ----

     APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the Issuer's classes of common stock, as of the latest practicable date:

     2,091,320 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of August 9, 2002.

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

     Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarter and six months ended June 30, 2002. The Bank commenced operations in August, 1989.


CAPITAL RESOURCES

     The total number of shares of common stock outstanding at June 30, 2002 and December 31, 2001 was 2,091,320, respectively. The book value per share of the Company's common stock at December 31, 2001 was $5.38 per share and at June 30, 2002 was $5.37 per share.

     The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and bank holding companies. The Company's actual ratios at June 30, 2002 and December 31, 2001, respectively, each of which exceeded the levels required to be classified as "adequately capitalized" under applicable regulatory guidelines.


                                          REGULATORY      ACTUAL      ACTUAL
     RATIO                                 MINIMUM       12/31/01     6/30/02
     -----                                 -------       --------     -------
     Qualifying Total Capital to
     Risk Weighted Assets                     8.0%        13.42%       11.94%

     Tier 1 Capital, net of intangibles
     to Risk Weighted Assets                  4.0%        11.57%       10.29%

     Tier 1 Leverage Ratio of Capital to
     Total Adjusted Average Assets            4.0%         8.31%        7.39%


     The Company's capital-to-assets ratio decreased from 6.17% as of December 31, 2001 to 5.84% as of June 30, 2002. The decrease in the capital-to-assets ratio for the six months and quarter ended June 30, 2002, was attributable to the growth in assets and no corresponding increase in earnings. The Company's average return on equity for the year ended December 31, 2001, was (6.70)%; and its return on average assets was (.43)%. For the six month period ended June 30, 2002, the Company's average return on equity was 0.11% and its return on average assets was 0.01%. The Company's return on average equity and average assets is expected to improve in future periods as the Company has been able to re-price most of its liabilities and has implemented programs to reduce expenses.


LIQUIDITY

     The Bank's liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Bank's primary sources of funds are deposits, borrowings, amortization of loans (deferred loan fees) and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products consistent with the conservative operating philosophy of its management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement. At June 30, 2002, the Bank had no FHLB advances.

     The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing certificates of deposits and savings withdrawals and expenses related to general operations of the Bank. At June 30, 2002, the total approved loan commitments outstanding amounted to approximately $28 million including unadvanced lines of credit. Certificates of deposit scheduled to mature in one year or less at June 30, 2002 totaled $71,058,471. Investment securities totaled $17,560,857 at June 30, 2002, of which $5,435,029 are scheduled to mature or reprice in one year or less. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

     The Bank's Asset/Liability Management Committee, is responsible for managing the liquidity position and interest rate sensitivity of the Bank. The Committee's function is to balance the Bank's interest sensitive assets and liabilities, while providing adequate liquidity for projected needs. The primary objective of the Asset/Liability Committee is to optimize net interest margin in an ever-changing rate environment.

     Due to the nature of the Company's business, some degree of interest rate risk is inherent and appropriate. Management attempts to manage the level of earnings exposure arising from interest rate movements.

     Management attempts to structure the statement of condition to provide for repricing of assets and liabilities in approximately equal amounts. In the opinion of the Company's management, the effect of any future inflation, reflected in a higher costs of funds environment, would be minimal since the Bank has the ability to quickly increase yields on its interest earning assets (primarily short-term investments and commercial loans) through the matching of funds.

     At June 30, 2002, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential monthly net revenue change indicated that in a static rate environment, increased earnings would be approximately $126,000 annually. If rates fell 200 basis points, monthly revenues a year from now would decrease approximately $44,000 and a rise in rates by 200 basis points would represent a monthly increase in revenues a year from now of approximately $21,000. Management believes that any impact will not be significant.


RESULTS OF OPERATIONS

     As of June 30, 2002 outstanding loans receivable in connection with loans made to 1,784 loan accounts totaled approximately $156,022,677 (excluding loan loss reserve and deferred loan fees). The following table sets forth a comparative breakdown of the Company's loans outstanding for the six months ended June 30, 2002 and year ended December 31, 2001, respectively.

LOANS


                                       JUNE 30, 2002              DECEMBER 31, 2001
                                  ------------------------     ------------------------
                                                   % OF                          % OF
TYPE OF ACCOUNT                    BALANCE       PORTFOLIO       BALANCE        PORTFOLIO
---------------                  ------------    ---------     ------------     ---------
Real Estate Loans, Mortgages     $ 19,723,320        13%       $ 20,451,044        13%
Commercial Loans                  105,468,572        68         103,567,398        66
Consumer Loans                     11,966,264         7          11,896,030         7
Residential Loans Held for
  Sale                             18,864,521        12          22,077,508        14
                                 ------------       ---        ------------       ---
Totals                           $156,022,677       100%       $157,991,980       100%
                                 ============       ===        ============       ===

     ALLOWANCE FOR LOAN LOSSES - For the quarter and six months ended June 30, 2002, the Bank added to its provision for loan losses $180,000 and $267,500, respectively. The increase in the provision in the second quarter was caused by deterioration of certain loan accounts and a general decline in the overall economy. During the quarter and six months ended June 30, 2001, the Bank added $620,000 and $710,000 to its provision for loan losses, respectively.

     As of December 31, 2001, the Bank had $1,125,181 in its allowance for loan losses, representing .71% of outstanding loans receivable. During the six months ended June 30, 2002 the Bank added $267,500 to the allowance for loan loss. Loans charged off against the reserve during second quarter of 2002 amounted to $163,943. There were recoveries to previously charged off loans during the six months ended June 30, 2002 of $2,182. The allowance for loan loss was $1,160,920 at June 30, 2002, representing 0.75% of outstanding loans receivable. Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio. The credit quality of the loan portfolio will continue to be closely monitored.

     REAL ESTATE OWNED - Other real estate owned at June 30, 2002 totaled $269,031. This consists of two properties in Pennsylvania. One property is currently under agreement of sale with an expected August settlement. The second property is listed with a realtor for $249,000 with a carrying value of only $128,396. The asset is well secured and no loss is expected.

     DEPOSITS - As of June 30, 2002, the Company held deposits aggregating $175,120,798, representing an increase of approximately 6% from deposits of $164,769,017 held at December 31, 2001. Of the deposits held at June 30, 2002, $33,639,658, or approximately 19%, were non-interest-bearing deposits. At June 30, 2002, total deposit accounts numbered 11,559.

DEPOSITS

                                  JUNE 30, 2002                  DECEMBER 31, 2001
                              ------------------------     --------------------------
                                               % OF                            % OF
TYPE OF ACCOUNT                BALANCE       PORTFOLIO        BALANCE        PORTFOLIO
---------------              -----------     ---------     ------------      ---------
Non-Interest bearing          33,639,658        19%          30,026,869         18%
Interest bearing              17,463,140        10           17,105,710         10
Money Market                  25,910,913        15           19,635,229         12
Savings                       12,725,505         7           10,180,956          6
CD's Under 100M               40,928,717        23           45,168,939         26
CD's Over 100M                44,452,865        26           42,651,314         28
                            ------------       ---         ------------        ---
    Totals                  $175,120,798       100%        $164,769,017        100%
                            ============       ===         ============        ===

INCOME AND EXPENSE

     For the six months ended June 30, 2002, the Company had net income of $6,374, or $0.00 per share, as compared to a net loss of $503,084 or $.24 per share during the six months ended June 30, 2001. For the quarter ended June 30, 2002, the Company had a net loss of $53,800 or $0.03 per share as compared to a net loss of $484,264, or $.23 per share for the quarter ended June 30, 2001. The minimal net income for the six months ended June 30, 2002 is attributable to the net interest margin decreasing from approximately 4.29% as of June 30, 2001 to approximately 3.81%. This drop in net interest margin was a result of the timing of re-pricing the Bank's earning assets and interest paying liabilities after the interest rate drops experienced in 2001. Another contributing factor was the slow growth in loan demand resulting in the Bank's liquid funds being invested in lower yielding earning assets. The increased reserves for loan losses also contributed to the minimal earnings performance. Management has implemented a budget program aimed at decreasing expenses. The re-pricing of interest earning assets and interest paying liabilities and expected decrease in expenses is anticipated to improve earnings in future periods. The net loss for the quarter and six months ended June 30, 2001 was attributable to an increase in the provision for loan losses by an additional $500,000 to cover any shortfall from the loan portfolio analysis performed in that quarter. Other contributing factors included an additional branch opening in Jenkintown, Pennsylvania, additional staffing at the corporate office and decline in net interest margins resulting from the aggressive decrease in interest rates.


     INTEREST AND FEES ON LOANS - Total interest and fees on loans as of June 30, 2002 was $5,931,605 as compared to $6,787,377 for the six months ended June 30, 2001. For the quarter ended June 30, 2002, interest and fees on loans was $2,983,300 as compared to $3,423,295 for the quarter ended June 30, 2001. The Bank experienced approximately 2% loan growth from June 30, 2001 to June 30, 2002 and a decrease of approximately 2.25% yield on the portfolio during this same period.

     INTEREST INCOME ON INVESTMENT SECURITIES - Interest income on investment securities relates to interest on U.S. Government Obligations and Federal Agency Obligations. Interest income on U.S. Government Obligations for the six months ended June 30, 2002 was $237,739 as compared to $295,899 for the six months ended June 30, 2001. For the quarter ended June 30, 2002, interest income on U.S. Government Obligations was $149,492 as compared to $75,066 at June 30, 2001. The decrease for the six months ended June 30, 2002 resulted from lower yielding interest rates on investments. The increase for the quarter ended June 30, 2002 of $74,426 over the quarter ended June 30, 2001 was attributable to the volume of funds being invested.

     INTEREST INCOME ON OTHER SECURITIES - Interest income on other securities is comprised primarily of interest income on Municipal Bonds, Debt Securities, Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. Interest income on other securities for the six months ended June 30, 2002, was $123,885 as compared to $150,321 for the six months ended June 30, 2001. For the quarters ended June 30, 2002 and June 30, 2001 interest income was $60,632 and $76,731, respectively. The slight decrease was attributable to a matured municipal bond and lower Federal Home Loan Bank dividends.

     OTHER INTEREST INCOME - Interest income on temporary investments represents federal funds sold. For the six months and quarter ended June 30, 2002, interest income on federal funds sold was $121,417 and $66,133 as compared to $121,298 and $85,841 for the six months and quarter ended June 30, 2001. The increased dollars invested in Federal Funds Sold did not result in any significant change in interest income as a result of the lower interest rates paid.


ANALYSIS OF NET INTEREST INCOME

     Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

     The graph below sets forth the Bank's net interest income and non-interest expense for the period from June 30, 2001 through June 30, 2002.

[IN THE PRINTED DOCUMENT THERE APPEARS A LINE GRAPH WITH THE FOLLOWING PLOT POINTS DEPICTED:]


                      JUN             JUL             AUG             SEP             OCT             NOV             DEC
NET INT INC          114,642         715,890         701,698         728,238         743,495         671,580         738,976
TOT NON INT EXP    1,055,478       1,096,750       1,135,907       1,099,483       1,181,656       1,097,601       1,424,869


                      JAN             FEB             MAR            APR             MAY             JUN
NET INT INC          614,379         595,595        705,565         645,169         671,367         719,239
TOT NON INT EXP    1,186,509         993,938      1,112,280       1,061,965       1,024,755       1,089,243


     The Company's net interest income after provision for loan losses increased 13% to $3,696,018 for the six months ended June 30, 2002 as compared to $3,257,067 for the six months ended June 30, 2001. The Company's net interest income after provision for loan losses increased 35% to $1,877,677 for the quarter ended June 30, 2002 as compared to $1,394,829 for the quarter ended June 30, 2001. However, interest income decreased 13% to $6,414,646 for the six months ended June 30, 2002 as compared to $7,354,895 for the six months ended June 30, 2001. For the quarter ended June 30, 2002 the Company's interest income decreased 11% to $3,259,557 from $3,660,933 for the quarter ended June 30, 2001. This decrease in interest income was directly attributable to the low interest rate environment. Thus, the increases in net interest income for the quarter and six months ended June 30, 2002 was a result of the lower amount of provision for loan losses over the quarter and six months ended June 30, 2001.

[IN THE PRINTED DOCUMENT THERE APPEARS A LINE GRAPH WITH THE FOLLOWING PLOT POINTS DEPICTED:]



               JUN            JUL           AUG             SEP          OCT             NOV             DEC
LOANS       148,215,287   150,129,251   150,499,445   156,720,866   156,832,418     166,274,429     157,891,981
DEPOSITS    160,614,398   161,658,253   159,732,994   163,720,590   162,704,132     167,317,614     164,804,372


                 JAN             FEB             MAR            APR             MAY             JUN
LOANS       148,859,997     152,120,884    146,892,440     146,897,542     148,075,513     156,022,676
DEPOSITS    167,246,786     170,040,594    171,168,864     173,623,043     172,855,302     175,187,160

NON-INTEREST INCOME

     Other income, which was primarily comprised of gain on sales of mortgage loans in the secondary market, increased 29% to $2,903,156 for the six months ended June 30, 2002, as compared to $2,246,522 during the same period in 2001. For the quarter ended June 30, 2002, other income increased 3% to $1,283,827 from $1,242,971 for the quarter ended June 30, 2001. The increase in other income for the quarters and six months ended June 30, 2002, resulted primarily from an increase on fees from refinancings and sales of mortgage loans derived from a lower overall interest rate environment.

     INTEREST EXPENSE - Interest expense on deposits and borrowed funds decreased from $3,387,828 for the six months ended June 30, 2001, to $2,451,128 for the six months ended June 30, 2002, a 28% decrease. Interest expense decreased to $1,201,880 for the quarter ended June 30, 2002 as compared to $1,646,104 for the quarter ended June 30, 2001. The decrease in interest expense is attributable to the drop in interest rates.

     NON-INTEREST EXPENSE - During the six months ended June 30, 2002, non-interest expense increased 9% to $6,561,698 as compared to $6,006,673 during the same period in 2001. Of this amount, $3,800,722, or approximately 58% of the total non-interest expense was attributable to salary and related employee benefits as compared to $3,427,177 or approximately 57% of total non-interest expense, during the first six months of 2001. For the quarter ended June 30, 2002, non-interest expense totaled $3,235,665 as compared to $3,122,064 during the same quarter of 2001, an increase of 4%. Salary and employee related benefits expense was $1,810,258 for the quarter ended June 30, 2002 as compared to $1,786,309 during the same period in 2001, a 2.4% increase. The increase in salary and related expenses was due to increased staffing for branch expansion.

     OCCUPANCY EXPENSES - Occupancy expenses of $816,595 accounted for 12% of total non-interest expense for the six months ended June 30, 2002. This was an increase of 3% over the same period in 2001. Occupancy expense of $406,191 accounted for 13% of total non-interest expense for the quarter ended June 30, 2002. There was minimal increase over the same period in 2001. The slight increase in occupancy expense is directly attributable to the additional space the Bank leased to accommodate the branch expansion as well as additional space to support the internal growth of the Bank.

     EQUIPMENT EXPENSES - Equipment expense of $275,089 for the six months ended June 30, 2002 represented a small decrease of 11% from $307,880 for the six months ended June 30, 2001. Equipment expense of $129,536 for the quarter ended June 30, 2002 represented a decrease of 19% from $159,880 for the quarter ended June 30, 2001. The decrease was a result of less equipment purchases and less depreciation expense due to fully depreciated assets during this period. Equipment expense is expected to increase slightly in future periods due to the opening of the Bank's last scheduled branch in Oaks, Pennsylvania.

     BUSINESS DEVELOPMENT EXPENSES - Business development expenses for the six months ended June 30, 2002 were $108,848 as compared to $193,345 for the six months ended June 30, 2001, a 44% decrease. Business development expense for the quarter ended June 30, 2002 was $60,401 as compared to $101,232 for the quarter ended June 30, 2001, a 40% decrease. The decrease is attributable to the implemented budget program to decrease expenses.

     OTHER OPERATING - Other operating expenses are comprised of advertising, accounting, legal, auto and travel, insurance and examinations, postage and freight, data processing fees, printing and supplies and Pennsylvania Shares Tax payments. Other operating expenses for the six months ended June 30, 2002 were $1,560,444, as compared to $1,283,587 for the six months ended June 30, 2001. Other operating expenses for the quarter ended June 30, 2002 was $829,279 as compared to $673,026 for the quarter ended June 30, 2001. Of the other operating expenses, legal expenses increased 100% for the six months ended June 30, 2002 over the same period in 2001 and 120% for the quarter ended June 30, 2002 over the same period in 2001. The increase was due to increased litigation costs in a matter in which the Bank is a plantiff and is pursuing recovery.

                           PART II - OTHER INFORMATION


ITEM 1 THROUGH 3

     Not Applicable


ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) On May 21, 2002, the Company held its Annual Meeting of Shareholders. As of the record date the total number of votes eligible to cast at the Annual Meeting was 2,091,320. A proposal for the election of four class III Directors was presented for vote by the Company's stockholders:

                    PROPOSAL I - Election of Four (4) Class III Directors.

     (b) At the Company's Annual Meeting, as set forth below, this proposal was approved.


     (c) PROPOSAL I. ELECTION OF DIRECTORS. Four directors were nominated by the Company to stand for re-election to the Board. As set forth below each of the Company's nominees were re-elected.


NAME OF NOMINEE                    VOTE FOR          VOTE WITHHELD       ABSTAIN
---------------                    --------          -------------       -------
Peter DePaul                       1,516,309             5,727            6,342

Arnold M. Katz                     1,520,926             5,727            1,725

Lorraine C. King, MD               1,520,926             5,727            1,725

Michael O'Donoghue                 1,520,926             5,727            1,725


ITEM 5 OTHER INFORMATION

     None.

ITEM 6 EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits Filed



EXHIBIT                                                                    PAGE NUMBER IN
NUMBER                                                              SEQUENTIAL NUMBERING SYSTEM
-------                                                             ---------------------------
 3(a)    Amended and Restated Articles of Incorporation
         of the Company*                                                           N/A
 3(b)    Amended and Restated Bylaws of the Company**                              N/A
 4(c)    Form of Warrant of the Company***                                         N/A
10(a)    Lease Agreement, dated February 5, 2002, by and
         between Madison Bancshares Group, Ltd. and 19 Sentry
         West Partners****                                                         N/A
10(b)    Madison Bancshares Group, Ltd.  1997 Stock
         Option Plan*****                                                          N/A
10(c)    Amended and Restated Declaration of Trust of Madison
         Capital Trust I dated July 13, 1998.******                                N/A
10(d)    Indenture between Madison Bancshares Group, Ltd.
         and Christiana Bank and Trust Company, as Trustee,
         dated July 13, 1998.******                                                N/A
10(e)    Capital Securities Guarantee between Madison
         Bancshares Group, Ltd. and Christiana Bank
         and Trust Company, as Trustee, dated July 13, 1998.******                 N/A

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

     (b) Reports on Form 8-K

     On June 28, 2002 the Company filed a current report on form 8-K reporting that the Company had entered into a written agreement with the Federal Reserve Bank of Philadelphia.

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



                                      Madison Bancshares Group, Ltd.



                                      ------------------------------
                                      Vito A. DeLisi
                                      Executive Vice President


                                      ------------------------------
                                      E. Cheryl Hinkle
                                      Senior Vice President


August 14, 2002

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION


                                                                                   JUNE 30, 2002      DECEMBER 31, 2001
                                                                                   -------------      -----------------
ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                                  $   6,218,860         $  13,333,676
  Federal funds sold                                                                   7,800,000             1,000,000
                                                                                   -------------         -------------
     Total cash and cash equivalents                                                  14,018,860            14,333,676

INVESTMENT SECURITIES:
  Held to maturity (fair value - 2002, $172,084; 2001, $570,433)                         170,000               570,000
  Available for sale (amortized cost - 2002, $17,358,426; 2001, $5,150,265)           17,390,857             5,224,008
  Federal Home Loan Bank Stock                                                         1,032,300               897,000
  Federal Reserve Bank Stock                                                             323,400               323,400

LOANS (Net of allowance for loan losses - 2002, $1,160,920;
  2001, $1,125,181)                                                                  135,635,183           134,302,135

MORTGAGE LOANS HELD FOR SALE                                                          18,864,521            22,077,508

REAL ESTATE OWNED                                                                        269,031               350,393

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                   2,533,481             2,151,507

ACCRUED INTEREST RECEIVABLE                                                              980,296               939,148

OTHER ASSETS                                                                             677,992               767,997

DEFERRED INCOME TAXES                                                                    504,440               445,202
                                                                                   -------------         -------------
TOTAL                                                                              $ 192,400,361         $ 182,381,974
                                                                                   =============         =============

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                              $  33,639,658         $  30,026,869
  Interest-bearing demand deposits                                                    17,463,140            17,105,710
  Savings deposits                                                                    12,725,505            10,180,956
  Money market deposits                                                               25,910,913            19,635,229
  Time deposits                                                                       85,381,582            87,820,253
                                                                                   -------------         -------------
     Total deposits                                                                  175,120,798           164,769,017

GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                                    5,000,000             5,000,000

ACCRUED INTEREST PAYABLE                                                                 814,430               880,328

ACCRUED EXPENSES AND OTHER LIABILITIES                                                   236,395               483,001
                                                                                   -------------         -------------
     Total Liabilities                                                               181,171,623           171,132,346
                                                                                   -------------         -------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 5,000,000 shares; issued and outstanding, 0 shares
  Common stock, $1 par value - authorized 20,000,000 shares;
    issued and outstanding, 2002 and 2001, 2,091,320 shares                            2,091,320             2,091,320
  Capital surplus                                                                     10,331,332            10,331,332
  Accumulated deficit                                                                 (1,215,319)           (1,221,693)
  Accumulated other comprehensive income                                                  21,405                48,669
                                                                                   -------------         -------------
     Total shareholders' equity                                                       11,228,738            11,249,628
                                                                                   -------------         -------------
 TOTAL                                                                             $ 192,400,361         $ 182,381,974
                                                                                   =============         =============

       See note to unaudited condensed consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
            FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001


                                                              THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          ---------------------------      ---------------------------
                                                            2002             2001              2002            2001
                                                         ----------       -----------      -----------     -----------
Interest income:
  Interest and fees on loans                             $ 2,983,300      $ 3,423,295      $ 5,931,605     $ 6,787,377
  Interest and dividends on investment securities:
    US Government obligations                                149,492           75,066          237,739         295,899
    Other securities                                          60,632           76,731          123,885         150,321
    Interest on temporary investments                         66,133           85,841          121,417         121,298
                                                         -----------      -----------      -----------     -----------
                                                           3,259,557        3,660,933        6,414,646       7,354,895
                                                         -----------      -----------      -----------     -----------
Interest expense:
  Interest on:
    Demand deposits                                           21,724           57,724           43,506         117,273
    Savings and money market deposits                        143,868          176,602          268,877         366,410
    Time deposits                                            923,788        1,289,802        1,913,745       2,641,347
    Guaranteed preferred beneficial interest in
     subordinated debt                                       112,500          112,500          225,000         225,000
    Federal funds purchased & other interest                    --              9,476             --            37,798
                                                         -----------      -----------      -----------     -----------
                                                           1,201,880        1,646,104        2,451,128       3,387,828
                                                         -----------      -----------      -----------     -----------

Net interest income before provision for loan losses       2,057,677        2,014,829        3,963,518       3,967,067
Provision for loan losses                                    180,000          620,000          267,500         710,000
                                                         -----------      -----------      -----------     -----------
Net interest income after provision for loan losses        1,877,677        1,394,829        3,696,018       3,257,067
                                                         -----------      -----------      -----------     -----------

Other noninterest income:
  Gain on sale of mortgage loans                           1,026,108          987,463        2,336,848       1,750,276
  Service charges on deposit accounts                        178,503          185,732          423,588         357,887
  Other                                                       79,216           69,776          142,720         138,359
                                                         -----------      -----------      -----------     -----------
     Total noninterest income                              1,283,827        1,242,971        2,903,156       2,246,522
                                                         -----------      -----------      -----------     -----------

Other noninterest expenses:
  Salary and employee benefits                             1,810,258        1,786,309        3,800,722       3,427,177
  Occupancy                                                  406,191          401,617          816,595         794,684
  Equipment                                                  129,536          159,880          275,089         307,880
  Computer processing                                        202,301          158,231          391,671         275,728
  Deposit insurance                                            7,150           12,580           16,685          21,660
  Legal                                                       67,509           30,752          108,637          53,989
  Professional fees                                           42,513               36           61,733          46,025
  Other outside service fees                                  62,057           48,121           99,251          85,315
  Business development                                        60,401          101,232          108,848         193,345
  Office and stationary supplies                              66,917           67,829          110,936         105,768
  Director fees                                               25,550           32,225           54,025          58,275
  Advertising                                                 16,782           18,973           23,119          33,438
  Amortization of debt issuance costs                         12,630           12,630           25,260          25,260
  Other operating                                            325,870          291,649          669,127         578,129
                                                         -----------      -----------      -----------     -----------
     Total noninterest expenses                            3,235,665        3,122,064        6,561,698       6,006,673
                                                         -----------      -----------      -----------     -----------

(Loss) income before income taxes                            (74,161)        (484,264)          37,476        (503,084)

Provision (Benefit) For Income Taxes                         (20,361)            --             31,102            --
                                                         -----------      -----------      -----------     -----------
Net (loss) income                                        $   (53,800)     $  (484,264)     $     6,374     $  (503,084)
                                                         ===========      ===========      ===========     ===========

Net income (loss) per common share - basic               $     (0.03)     $     (0.23)     $      0.00     $     (0.24)
                                                         ===========      ===========      ===========     ===========
Net income (loss) per common share - diluted             $     (0.03)     $     (0.23)     $      0.00     $     (0.24)
                                                         ===========      ===========      ===========     ===========
Weighted average number of shares - basic                  2,091,320        2,091,320        2,091,320       2,091,320
                                                         ===========      ===========      ===========     ===========
Weighted average number of shares - diluted                2,091,320        2,091,320        2,144,510       2,091,320
                                                         ===========      ===========      ===========     ===========

       See note to unaudited condensed consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001

                                                                  2002              2001
                                                              ------------      -------------
Operating activities:
  Net income (loss)                                           $      6,374      $   (503,084)

  Adjustments for non-cash items included in net income:
    Deferred income tax                                            (45,193)
    Depreciation and amortization                                  254,563           266,332
    Provision for loan losses                                      267,500           710,000
    Net amortization of bond premium/discount                       36,129             1,481
    Amortization of deferred fees & costs, net                     (59,625)          (65,740)
    Gain on sale of mortgages held for sale                     (2,336,848)       (1,750,276)

    Loss on sale of real estate owned                                                 21,288
  Changes in assets and liabilities which provided (used)
    cash:
     Mortgage loans held for resale                              5,549,835        (3,411,398)
     Accrued interest receivable                                   (41,148)          293,085
     Other assets                                                   90,005           (76,356)
     Accrued interest payable                                      (65,898)           (2,216)
     Accrued expenses and other liabilities                       (246,606)          (64,550)
                                                              ------------      ------------
Net cash provided by (used in) operating activities              3,409,088        (4,581,434)
                                                              ------------      ------------

Investing activities:
  Purchase of investment securities available for sale         (15,020,823)       (2,000,000)
  Purchase of Federal Home Loan Bank stock                        (135,300)         (134,300)
  Proceeds from maturity of investment securities
    available for sale                                           3,176,536        15,000,000
  Net change in loans to customers                              (1,470,923)        2,368,317
  Purchase of furniture, equipment and leasehold
    improvements                                                  (636,537)         (302,892)
  Costs capitalized for real estate owned                           (1,542)           (1,287)
  Proceeds on sale of real estate owned                             12,904           254,049
                                                              ------------      ------------
Net cash provided by (used in) investing activities            (14,075,685)       15,183,887
                                                              ------------      ------------

Financing activities:
  Increase in demand, savings and time deposits                 10,351,781         9,175,473

  Decrease in borrowed funds                                                      (7,000,000)
                                                              ------------      ------------
Net cash provided by financing activities                       10,351,781         2,175,473
                                                              ------------      ------------

Net (decrease) increase in cash and cash equivalents              (314,816)       12,777,926

Cash and cash equivalents, beginning of period                  14,333,676         6,886,426
                                                              ------------      ------------

Cash and cash equivalents, end of period                      $ 14,018,860      $ 19,664,352
                                                              ============      ============

Supplemental disclosures of cash flow information:
    Interest paid                                             $  2,517,026      $  3,390,044
                                                              ============      ============
    Income taxes paid                                         $       --        $       --
                                                              ============      ============

       See note to unaudited condensed consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
          NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2002



1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BUSINESS - Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding company formed pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the Commonwealth of Pennsylvania (the "Commonwealth") on May 31, 1988, to engage in the business of commercial banking through its wholly owned subsidiary, The Madison Bank (the "Bank"). The Bank is a commercial bank chartered under the applicable laws of the Commonwealth and is regulated under the Federal Reserve System by the Federal Reserve Bank.

     BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the six month periods ended June 30, 2002 and 2001 are not necessarily indicative of the results which may be expected for the entire fiscal year.

     PRINCIPLES OF CONSOLIDATION - The unaudited condensed consolidated financial statements include the accounts of Madison Bancshares Group, Ltd. and its wholly owned subsidiary, The Madison Bank. All significant intercompany balances and transactions have been eliminated.

     NET INCOME PER SHARE - Basic net income per share is based upon the weighted average number of common shares outstanding, while diluted net income per share is based upon the weighted average number of common shares outstanding and common share equivalents that would arise from the exercise of stock options and stock warrants.

     COMPREHENSIVE INCOME - Amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity and are presented as a component of comprehensive income. Comprehensive income/(loss) for the six month periods ended June 30, 2002 and 2001 was ($20,890) and $35,121, respectively.

     ALLOWANCE FOR LOAN LOSSES - The allowance for loan losses is increased by charges to income and decreased by charge-offs (net of recoveries). Allowances are provided for specific loans when losses are probable and can be estimated. When this occurs, management considers the remaining principal balance, fair value and estimated net realizable value of the property collateralizing the loan. Current and future operating and/or sales conditions are also considered. These estimates are susceptible to changes that could result in material adjustments to results of operations. Recovery of the carrying value of such loans is dependent to a greater extent on economic, operating and other conditions that may be beyond management's control.

     General loan loss reserves are established as an allowance for losses based on the perceived risk of loss in the loan portfolio. In assessing risk, management considers historical experience, volume and composition of lending conducted by the Company, industry standards, status of nonperforming loans, general economic conditions as they relate to the market area and other factors related to the collectibility of the Company's loan portfolio.

     RECENT ACCOUNTING STANDARDS - In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS. The provisions of this statement, related to the rescission of SFAS No. 4, are effective for fiscal years beginning after May 15, 2002. Management has not determined the impact of applying these provisions. Certain provisions of the statement relating to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of the statement are effective for financial statements issued on or after May 15, 2002. These provisions had no impact on the Company's financial condition or results of operations.

     In July 2002, FASB issued SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES. SFAS No. 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Previous accounting guidance was provided by EITF Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring)". SFAS No. 146 replaces Issue No. 94-3 this statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have an impact on the Company's financial condition or results of operations.