Form 10QSB
period 2002-09-30
MADISON BANCSHARES GROUP LTD
filed 2002-11-15
CIK 846809

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED: SEPTEMBER 30, 2002

Commission file number  0-17539

                         MADISON BANCSHARES GROUP, LTD.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issue as Specified In Its Charter)

         Pennsylvania                                     23-2512079
-------------------------------              -----------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
incorporation or organization)

   1767 Sentry Parkway West, Blue Bell, PA                   19422
------------------------------------------                 --------
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

     2,161,320 shares of Issuer's Common Stock, par value $1 per share, issued and outstanding as of October 29, 2002.

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

        Presented herein are the results of operations of Madison Bancshares Group, Ltd. (the "Company") and its wholly owned subsidiary, The Madison Bank (the "Bank"), for the quarters ended September 30, 2002 and 2001. The Bank commenced operations in August, 1989.

        CAPITAL RESOURCES

        The total number of shares of common stock outstanding at September 30, 2002 was 2,161,320 and December 31, 2001 was 2,091,320. On September 12,
        2002, 70,000 shares of common stock were issued in conjunction with a private placement to one director (see Item 2 - Part II - Other Information). The book value per share of the Company's common stock at September 30, 2002 was $5.48 per share and at December 31, 2001 was $5.38 per share.

        The chart below depicts certain capital ratios applicable to state chartered Federal Reserve member banks and bank holding companies. The Company's actual ratios at September 30, 2002 and December 31, 2001, exceeded the levels required to be classified as "adequately capitalized" under applicable regulatory guidelines.

                                              Regulatory    Actual      Actual
        Ratio                                   Minimum    9/30/02     12/31/01
        -----                                 ----------  ----------  ----------
        Qualifying Total Capital to
        Risk Weighted Assets                     8.0%       12.74%       13.42%

        Tier 1 Capital, net of intangibles
        to Risk Weighted Assets                  4.0%       11.23%       11.57%

        Tier 1 Leverage Ratio of Capital to
        Total Adjusted Average Assets            4.0%        8.56%        8.31 %

        The Company's capital-to-assets ratio decreased from 6.17% as of December 31, 2001 to 6.06% as of September 30, 2002. The decrease in the capital-to-assets ratio for the nine months ended September 30, 2002 was attributable to the growth in assets. Management anticipates that its capital-to-assets ratio will decline in the near future periods as the Company's core assets continue to grow. The Company's average return on equity for the year ended December 31, 2001, was (6.70)%; and its return on average assets was (0.43)%. For the nine month period ended September 30, 2002, the Company's average return on equity was 1.93% and its return on average assets was 0.12%.

        LIQUIDITY

        The Bank's liquidity, represented by cash and cash equivalents, is a product of its cash flows from operations. The Bank's primary sources of funds are deposits, borrowings, amortization, prepayments and maturities of outstanding loans, sales of loans, maturities of investment securities and other short-term investments and income from operations. Changes in the cash flows of these instruments are greatly influenced by economic conditions and competition. The Bank attempts to balance supply and demand by managing the pricing of its loan and deposit products consistent with the conservative operating philosophy of its management and board of directors. Any excess funds are invested in overnight and other short-term interest-earning accounts. The Bank generates cash flow through the retail deposit market, its traditional funding source, for use in investing activities. In addition, the Bank may utilize borrowings such as Federal Home Loan Bank advances for liquidity or profit enhancement. At September 30, 2002, the Bank had no borrowings.

        The primary use of funds is to meet ongoing loan and investment commitments, to pay maturing time deposits and savings withdrawals and expenses related to general operations of the Bank. At September 30, 2002, the total approved loan commitments outstanding amounted to approximately $26 million including unadvanced lines of credit. Time deposits scheduled to mature in one year or less at September 30, 2002 totaled $68,109,734. Investment securities totaled $10,575,358 at September 30, 2002, of which $969,062 are scheduled to mature or reprice in one year or less. Management believes that a significant portion of maturing deposits will remain with the Bank. The Bank anticipates that it will continue to have sufficient cash flows to meet its current and future commitments.

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

        Management attempts to structure the balance sheet to provide for repricing of assets and liabilities in approximately equal amounts. In the opinion of the Company's management, the effect of any future inflation, reflected in a higher cost of funds environment, would be minimal since the Bank has the ability to quickly increase yields on its interest-earning assets (primarily short- term investments and commercial loans) through the matching of funds.

        At September 30, 2002, the risk management review included an "earnings at risk" analysis as well as a "risk sensitivity" analysis. Potential net revenue change indicated that if rates fell 200 basis points, annual revenues a year from now would increase approximately $281,000 and a rise in rates by 200 basis points would represent an annual increase in revenues a year from now of approximately $118,000. Management believes that any impact will be manageable.

        Management is repricing interest-earning assets and interest paying liabilities as the opportunity occurs and within a year this repricing will have a positive effect on earnings.

        FINANCIAL CONDITION

        LOANS - As of September 30, 2002 outstanding loans receivable in connection with loans made to 1,774 loan accounts totaled $161,215,355 (excluding allowance for loan losses and deferred loan fees). The following table sets forth a comparative breakdown of the Company's loans outstanding for the nine months ended September 30, 2002 and year ended December 31, 2001, respectively.

                                          September 30, 2002           December 31, 2001
                                                          % of                        % of
        Type of Account                Balance          Portfolio   Balance         Portfolio
        ---------------                --------------   ---------   -------------   ---------
        Real Estate Loans, Mortgages   $   16,461,167          10%  $  20,451,044        13%
        Commercial Loans                  112,645,194          70     103,567,398        75
        Consumer Loans                     11,461,173           7      11,896,030         7
        Residential Mortgage Loans
         Held for Sale                     20,647,821          13      22,077,508        14
                                       --------------   ---------   -------------   -------

        Total                          $  161,215,355         100%  $ 157,991,980       100%
                                       ==============   =========   ============    =======

        ALLOWANCE FOR LOAN LOSSES - For the quarter and nine months ended September 30, 2002, the Bank added to its provision for loan losses $145,000 and $412,500, respectively. During the nine months ended September 30, 2001, the Bank added $710,000 and to its provision for loan losses. There was no provision added during the third quarter ended September 30, 2001.

        As of December 31, 2001, the Bank had $1,125,181 in its allowance for loan losses, representing 0.71% of outstanding loans receivable. During the nine months ended September 30, 2002, the Bank added $412,500 to the allowance for loan losses. Loans charged-off against the allowance for loan losses for the nine months ended September 30, 2002 amounted to $480,099. There were recoveries to previously charged-off loans during the nine months ended September 30, 2002 of $4,167. The allowance for loan losses was $1,061,749 at September 30, 2002, representing 0.76% of outstanding loans receivable (excluding real estate loans held for sale). Management believes that the allowance for loan losses is reasonable and adequate to cover any known losses or any losses reasonably expected in the portfolio.

        REAL ESTATE OWNED - Real estate owned at September 30, 2002 totaled $442,930. This consists of three properties in Pennsylvania. All properties are well secured and no loss is expected.

        DEPOSITS - As of September 30, 2002, the Company held deposits aggregating $176,732,905, representing an increase of approximately 7% from deposits of $164,769,017 at December 31, 2001. Of the deposits held at September 30, 2002, $32,052,099, or approximately 18%, were non-interest-bearing deposits. At September 30, 2002, total deposit accounts numbered 11,672.

        DEPOSITS

                                         September 30, 2002            December 31, 2001
                                                           % of                       % of
        Type of Account                Balance          Portfolio   Balance         Portfolio
        ---------------                --------------   ---------   -------------   ---------
        Non-Interest bearing           $   32,052,099       18%     $  30,026,869        18%
        Interest bearing                   18,421,304       10         17,105,710        10
        Money Market                       27,222,244       15         19,635,229        12
        Savings                            11,437,680        7         10,180,956         6
        Time Deposits Under 100M           44,045,592       25         45,168,939        28
        Time Deposits Over 100M            43,553,986       25         42,651,314        26
                                       --------------   ------      -------------   -------

          Total                        $  176,732,905      100%     $ 164,769,017       100%
                                       ==============   ======      =============   =======

        RESULTS OF OPERATIONS
        INCOME AND EXPENSE

        For the nine months ended September 30, 2002, the Company had net income of $223,183, or $0.11 per share, as compared to a net loss of $514,063 or ($0.25) per share during the nine months ended September 30, 2001. For the quarter ended September 30, 2002, the Company had net income of $216,809 or $0.10 per share as compared to a net loss of $10,994, or ($0.01) per share for the quarter ended September 30, 2001. The increase in net income for the quarter and nine months ended September 30, 2002 was attributed to the Company's increased fee income from the sale of mortgage loans.

        INTEREST AND FEES ON LOANS - Total interest and fees on loans as of September 30, 2002 was $8,924,749 as compared to $10,188,350 for the nine months ended September 30, 2001. For the quarter ended September 30, 2002, interest and fees on loans was $2,993,144 as compared to $3,400,973 for the quarter ended September 30, 2001. The Bank experienced a decrease of 2.14% yield on the portfolio from September 30, 2001 to September 30, 2002 due to the continued drop in interest rate, which lowered the yield on average interest-earnings assets.

        INTEREST INCOME ON INVESTMENT SECURITIES - Interest income on investment securities relates to interest on U.S. Government Obligations and Federal Agency Obligations. Interest income on U.S. Government Obligations for the nine months ended September 30, 2002 was $354,264 as compared to $365,923 for the nine months ended September 30, 2001. For the quarter ended September 30, 2002, interest income on U.S. Government Obligations was $116,525 as compared to $70,024 at September 30, 2001. The increase for the quarter ended September 30, 2002 was due to investments purchased. The slight decrease for the nine months ended September 30, 2002 was due to the timing of investments purchased and those investments that were matured or called.

        INTEREST INCOME ON OTHER SECURITIES - Interest income on other securities is comprised primarily of interest income on municipal bonds, debt securities, Federal Home Loan Bank stock dividends and Federal Reserve Bank stock dividends. Interest income on other securities for the nine months ended September 30, 2002 was $194,872 as compared to $211,403 for the nine months ended September 30, 2001. For the quarters ended September 30, 2002 and September 30, 2001, interest income was $70,987 and $61,082, respectively. The decrease for the quarter and nine months ended September 30, 2002 was a result of lower dividends paid by the Federal Home Loan Bank.

        OTHER INTEREST INCOME - Interest income on temporary investments represents federal funds sold. For the nine months ended September 30, 2002, interest income on federal funds sold was $150,658 as compared to $189,954 for the nine months ended September 30, 2001. For the quarters ended September 30, 2002 and September 30, 2001, interest on federal funds sold was $29,241 and $68,656, respectively. The decrease in interest on temporary investments represents the average decrease in federal funds sold and the effective yield earned.

        ANALYSIS OF NET INTEREST INCOME

        Net interest income, the difference between the interest earned on loans and other investments and the interest paid on deposits and other borrowings, is the primary source of the Bank's and the Company's earnings.

        The graph below sets forth the Bank's net interest income and non-interest expense for the period from September 30, 2001 through September 30, 2002.


                        Sep        Oct        Nov         Dec         Jan         Feb         Mar        Apr
                       ----       ----        ---         ---        ----         ---         ---       ----
    Net Int Inc     728,238    743,495    671,580     738,976     614,379     595,595     705,565    645,169
Tol Non Int Exp   1,099,483  1,151,656  1,097,651   1,424,869   1,186,509     963,938   1,112,280  1,061,965

                          May       Jun        Jul        Aug          Sep
                         ----       ---        ---        ---          ---

    Net Int Inc       671,367    719,239    706,510    691,045     645,248
Tol Non Int Exp     1,024,965  1,089,243  1,074,833  1,122,028   1,118,993

        The Company's net interest income, after provision for loan losses increased 4% to $5,578,746 for the nine months ended September 30, 2002 as compared to $5,354,765 for the nine months ended September 30, 2001 due to the increase in provision for loan losses that occurred in 2001. The Company's net interest income, after provision for loan losses, decreased to $1,882,728 for the quarter ended September 30, 2002 as compared to $2,097,683 for the quarter ended September 30, 2001. Interest income decreased 12% to $9,624,543 for the nine months ended September 30, 2002, as compared to $10,955,630 for the nine months ended September 30, 2001. For the quarter ended September 30, 2002 the Company's interest income decreased 11% to $3,209,897 from $3,600,735 for the quarter ended September 30, 2001. This decrease in interest income is attributed to the lower interest rate environment.

        NON-INTEREST INCOME

        Non-interest income, which was primarily comprised of gains on sales of mortgage loans in the secondary market, increased 32% to $4,688,908 for the nine months ended September 30, 2002, as compared to $3,559,726 during the same period in 2001. For the quarter ended September 30, 2002, non-interest income increased 36% to $1,785,752 from $1,313,204 for the quarter ended September 30, 2001. The increase in non-interest income for the quarters and nine months ended September 30, 2002, resulted primarily from an increase on fees from refinancings and sales of mortgage loans derived from a continued lower overall interest rate environment.

        INTEREST EXPENSE - Interest expense on deposits and borrowed funds decreased to $3,633,297 for the nine months ended September 30, 2002 from $4,890,865 for the nine months ended September 30, 2001, a 26% decrease. Interest expense decreased to $1,182,169 for the quarter ended September 30, 2002 as compared to $1,503,052 for the quarter ended September 30, 2001. The decrease in interest expense for the quarter and nine months ended September 30, 2002 is a result of the Bank's ability to reprice time deposits as they matured to the lower interest rates.

        NON-INTEREST EXPENSE - During the nine months ended September 30, 2002, non-interest expense increased 6% to $9,964,650 as compared to $9,428,554 during the same period in 2001. Of this amount, $5,797,876, or approximately 58% of the increase was attributed to salary and related employee benefits as compared to $5,332,542 or approximately 57% of total non-interest expense, during the first nine months of 2001. For the quarter ended September 30, 2002, non-interest expense totaled $3,402,952 as compared to $3,421,881 during the same quarter of 2001. Salary and employee related benefits expense was $1,997,154 for the quarter ended September 30, 2002 as compared to $1,905,365 during the same period in 2001, a 5% increase. The increase in salary and related expenses was due to increased staffing for the new branch, additional corporate staff and commissions paid as a result of increased mortgage loan sales.

        OCCUPANCY EXPENSES - Occupancy expenses for the nine months ended September 30, 2002 were $1,282,065, or 13% of total non-interest expense. This was an increase of approximately 5% over the same period in 2001. Occupancy expense of $465,470 accounted for 14% of total non-interest expense for the quarter ended September 30, 2002. This was an increase of 10% over the same period in 2001. The increase in occupancy expenses is attributed to the additional space that the Bank leased to accommodate the new branch as well as additional space to support the internal growth of the Bank.

        EQUIPMENT EXPENSES - Equipment expenses of $420,950 for the nine months ended September 30, 2002 represented a decrease of 10% from $467,339 for the nine months ended September 30, 2001. Equipment expenses of $145,861 for the quarter ended September 30, 2002 represented a decrease of 9% from $159,459 for the quarter ended September 30, 2001. The decrease for the quarter and nine months ended September 30, 2002 was due to expired maintenance contracts and leases not renewed. The decrease is not expected to continue in the near future as additional equipment leases and computer upgrades have recently been acquired for the new branch and internal staff.

        BUSINESS DEVELOPMENT EXPENSES - Business development expenses for the nine months ended September 30, 2002 were $133,160 as compared to $262,820 for the nine months ended September 30, 2001, a 49% decrease. Business development expenses for the quarter ended September 30, 2002 was $24,312 as compared to $69,475 for the quarter ended September 30, 2001, a 65% decrease. The decrease is attributed to the implemented budget program to decrease expenses.

        OTHER OPERATING - Other operating expenses are comprised of advertising, accounting, auto and travel, insurance and examinations, postage and freight, data processing fees, printing and supplies and Pennsylvania Shares Tax payments. Other operating expenses for the nine months ended September 30, 2002 were $2,330,599, as compared to $2,148,610 for the nine months ended September 30, 2001. Other operating expenses for the quarter ended September 30, 2002 was $770,155 as compared to $865,023 for the quarter ended September 30, 2001. Of the other operating expenses, legal expenses increased 64% for the nine months ended September 30, 2002 in comparison to the same period in 2001 and 17% for the quarter ended September 30, 2002 over the same period in 2001. The increase was due to increased litigation costs in a matter in which the Bank is a plaintiff and is pursuing recovery.

        Professional and outside service fees increased from $69,400 for the nine months ended September 30, 2001 to $275,174, or 296%, for the nine months ended September 30, 2002. For the quarter ended September 30, 2001, professional and outside service fees were $23,375 and increased to $114,619 for the quarter ended September 30, 2002. The increase in professional and outside service fees is related to payment for outside services rendered for compliance support and auditing functions.

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

ITEM 3  CONTROLS AND PROCEDURES

        The Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective, based on their evaluation of these controls and procedures within 90 days of the date of this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

                           PART II - OTHER INFORMATION

ITEM 1  FINANCIAL STATEMENTS

        Not Applicable

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

        (c) On September 12, 2002, the Company sold 70,000 shares of its Common Stock to Mr. Peter DePaul, the Company's Chairman of the Board and Chief Executive Officer, for an aggregate of $301,700. No underwriters were used in connection with this sale. The issuer issued the shares of Common Stock in a private transaction in reliance upon the exemption afforded under Regulation D, promulgated pursuant to Section 4(2) of the Securities Act of 1933, as amended. The Company received approximately $283,806 in net proceeds from such sale, which proceeds will be used for general corporate purposes.

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

ITEM 5  OTHER INFORMATION

        None.

ITEM 6  EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits Filed

                                                                                Page Number in
Exhibit Number                                                          Sequential Numbering System
--------------                                                          ---------------------------
3(a)    Amended and Restated Articles of Incorporation
        of the Company*                                                                     N/A
3(b)    Amended and Restated Bylaws of the Company**                                        N/A
4(c)    Form of Warrant of the Company***                                                   N/A
10(a)   Lease Agreement, dated February 20, 1989, by and
        between Madison Bancshares Group, Ltd. and Blue
        Bell Office Campus Associates****                                                   N/A
10(b)   Madison Bancshares Group, Ltd.  1997 Stock Option Plan*****                         N/A
10(c)   Amended and Restated Declaration of Trust of Madison
        Capital Trust I dated July 13, 1998.******                                          N/A
10(d)   Indenture between Madison Bancshares Group, Ltd.
        and Christiana Bank and Trust Company, as Trustee,
        dated July 13, 1998.******                                                          N/A
10(e)   Capital Securities Guarantee between Madison
        Bancshares Group, Ltd. and Christiana Bank
        and Trust Company, as Trustee, dated July 13, 1998.******                           N/A
99.1    Certification of Cheryl Hinkle Richards
99.2    Certification of Vito A. DeLisi


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


                                           Madison Bancshares Group, Ltd.

                                           /s/ Vito A. DeLisi
                                           -------------------------------------
                                           Vito A. DeLisi
                                           President and Chief Executive Officer


                                           /s/ Cheryl Hinkle Richards
Dated: November 5, 2002                    -------------------------------------
                                           Cheryl Hinkle Richards
                                           Chief Financial Officer and
                                           Senior Vice President

                                 CERTIFICATIONS

     I, Vito A. DeLisi, certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of Madison Bancshares Group, Ltd.;
     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;
     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: 11-05-02                            /s/ Vito A. DeLisi
          ----------------------               ---------------------------------
                                               Vito A. DeLisi
                                               President/Chief Executive Officer

                                 CERTIFICATIONS

     I, Cheryl Hinkle Richards, certify that:

     7. I have reviewed this quarterly report on Form 10-QSB of Madison Bancshares Group, Ltd.;
     8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
     9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
     10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:
          d) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
          e) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
          f) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation of the Evaluation Date;
     11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
          c) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
          d) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
     12. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     Date: 11-05-02                            /s/ Cheryl Hinkle Richards
          ----------------------               ---------------------------------
                                               Cheryl Hinkle Richards
                                               Chief Financial Officer

                                     ANNEX A

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                              September 30, 2002     December 31, 2001
                                                                             -------------------     ------------------
ASSETS

CASH AND CASH EQUIVALENTS:
  Cash and amounts due from banks                                            $        12,516,710     $       13,333,676
  Federal funds sold                                                                   7,100,000              1,000,000
                                                                             -------------------     ------------------
     Total cash and cash equivalents                                                  19,616,710             14,333,676

INVESTMENT SECURITIES:
  Held to maturity (fair value- 2002, $170,703; 2001, $570,433)                          170,000                570,000
  Available for sale (amortized cost - 2002, $8,859,795; 2001, $5,150,265)             9,049,658              5,224,008
  Federal Home Loan Bank Stock                                                         1,032,300                897,000
  Federal Reserve Bank Stock                                                             323,400                323,400

LOANS (Net of allowance for loan losses - 2002, $1,061,749;
  2001, $1,125,181)                                                                  139,106,451            134,302,135

MORTGAGE LOANS HELD FOR SALE                                                          20,647,821             22,077,508

REAL ESTATE OWNED                                                                        442,930                350,393

FURNITURE, EQUIPMENT AND LEASEHOLD IMPROVEMENTS, NET                                   2,864,878              2,151,507

ACCRUED INTEREST RECEIVABLE                                                              894,839                939,148

OTHER ASSETS                                                                             954,138                767,997

DEFERRED INCOME TAXES                                                                    238,477                445,202
                                                                             -------------------     ------------------

TOTAL                                                                        $       195,341,602     $      182,381,974
                                                                             ===================     ==================

LIABILITIES AND SHAREHOLDERS' EQUITY

DEPOSITS:
  Noninterest-bearing demand deposits                                        $        32,052,099     $       30,026,869
  Interest-bearing demand deposits                                                    18,421,304             17,105,710
  Savings deposits                                                                    11,437,680             10,180,956
  Money market deposits                                                               27,222,244             19,635,229
  Time deposits                                                                       87,599,578             87,820,253
                                                                             -------------------     ------------------
     Total deposits                                                                  176,732,905            164,769,017

GUARANTEED PREFERRED BENEFICIAL INTEREST IN
  SUBORDINATED DEBT                                                                    5,000,000              5,000,000

ACCRUED INTEREST PAYABLE                                                                 964,891                880,328

ACCRUED EXPENSES AND OTHER LIABILITIES                                                   810,549                483,001
                                                                             -------------------     ------------------
     Total Liabilities                                                               183,508,345            171,132,346
                                                                             -------------------     ------------------

COMMITMENTS

SHAREHOLDERS' EQUITY:
  Preferred stock, $5 par value - authorized 5,000,000 shares;
    issued and outstanding, 0 shares
  Common stock, $1 par value - authorized 20,000,000 shares;
    issued and outstanding, 2002, 2,161,320 shares; 2001
    2,091,320 shares                                                                   2,161,320              2,091,320
  Capital surplus                                                                     10,545,138             10,331,332
  Accumulated deficit                                                                   (998,510)            (1,221,693)
  Accumulated other comprehensive income                                                 125,309                 48,669
                                                                             -------------------     ------------------

     Total shareholders' equity                                                       11,833,257             11,249,628
                                                                             -------------------     ------------------

 TOTAL                                                                       $       195,341,602     $      182,381,974
                                                                             ===================     ==================

       See note to unaudited condensed consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                            Three Months Ended             Nine Months Ended
                                                       ---------------------------    ---------------------------
                                                           2002           2001             2002          2001
                                                       ------------   ------------    ------------   ------------
Interest income:
  Interest and fees on loans                           $  2,993,144   $  3,400,973    $  8,924,749   $ 10,188,350
  Interest and dividends on investment securities:
    US Government obligations                               116,525         70,024         354,264        365,923
    Other securities                                         70,987         61,082         194,872        211,403
    Interest on temporary investments                        29,241         68,656         150,658        189,954
                                                       ------------   ------------    ------------   ------------
      Total interest income                               3,209,897      3,600,735       9,624,543     10,955,630
                                                       ------------   ------------    ------------   ------------

Interest expense:
  Interest on:
    Demand deposits                                         106,834         47,163         150,340        164,436
    Savings and money market deposits                        91,341        172,084         360,218        538,479
    Time deposits                                           871,350      1,162,384       2,785,095      3,803,731
    Guaranteed preferred beneficial interest in
     subordinated debt                                      112,500        112,500         337,500        337,500
    Federal funds purchased & other interest                    144          8,921             144         46,719
                                                       ------------   ------------    ------------   ------------
      Total interest expense                              1,182,169      1,503,052       3,633,297      4,890,865
                                                       ------------   ------------    ------------   ------------

Net interest income before provision for loan losses      2,027,728      2,097,683       5,991,246      6,064,765
Provision for loan losses                                   145,000              0         412,500        710,000
                                                       ------------   ------------    ------------   ------------
Net interest income after provision for loan losses       1,882,728      2,097,683       5,578,746      5,354,765
                                                       ------------   ------------    ------------   ------------

Other noninterest income:
  Gain on sales of mortgage loans                         1,524,400      1,040,493       3,861,248      2,790,769
  Service charges on deposit accounts                       185,913        201,107         609,501        558,994
  Other                                                      75,439         71,604         218,159        209,963
                                                       ------------   ------------    ------------   ------------
      Total noninterest income                            1,785,752      1,313,204       4,688,908      3,559,726
                                                       ------------   ------------    ------------   ------------

Other noninterest expenses:
  Salary and employee benefits                            1,997,154      1,905,365       5,797,876      5,332,542
  Occupancy                                                 465,470        422,559       1,282,065      1,217,243
  Equipment                                                 145,861        159,459         420,950        467,339
  Computer processing                                       101,171        168,513         492,842        444,241
  Deposit insurance                                           7,191          3,566          23,876         25,226
  Legal                                                      51,659         44,046         160,296         98,035
  Professional and outside service fees                     114,190         23,375         275,174         69,400
  Business development                                       24,312         69,475         133,160        262,820
  Office and stationary supplies                             69,688         60,855         180,624        166,623
  Director fees                                                   -         29,100          54,025         87,375
  Advertising                                                12,130          2,221          35,249         35,659
  Amortization of debt issuance costs                        12,630         12,630          37,890         37,890
  Other operating                                           401,496        520,717       1,070,623      1,184,161
                                                       ------------   ------------    ------------   ------------
      Total noninterest expenses                          3,402,952      3,421,881       9,964,650      9,428,554
                                                       ------------   ------------    ------------   ------------

Income (loss) before income taxes                           265,528        (10,994)        303,004       (514,063)

Provision for income taxes                                   48,719              0          79,821              0
                                                       ------------   ------------    ------------   ------------
Net income (loss)                                      $    216,809   $    (10,994)   $    223,183   $   (514,063)
                                                       ============   ============    ============   ============

Net income (loss) per common share - basic             $       0.10   $      (0.01)   $       0.11   $      (0.25)
                                                       ============   ============    ============   ============
Net income (loss) per common share - diluted           $       0.10   $      (0.01)   $       0.10   $      (0.24)
                                                       ============   ============    ============   ============

Weighted average number of shares - basic                 2,105,320      2,091,320       2,095,987      2,091,320
                                                       ============   ============    ============   ============

Weighted average number of shares - diluted               2,126,810      2,140,278       2,137,768      2,146,263
                                                       ============   ============    ============   ============

       See note to unaudited condensed consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

                                                                        2002                2001
                                                                   ---------------    ---------------
Operating activities:
  Net income (loss)                                                $       223,183    $      (514,063)
  Adjustments for non-cash items included in net income:
    Deferred income tax                                                    206,725            (79,990)
    Depreciation and amortization                                          397,535            418,600
    Provision for loan losses                                              412,500            710,000
    Net amortization of bond premium/discount                               15,511              2,608
    Amortization of deferred fees & costs, net                             (91,689)           (60,195)
    Gain on sales of mortgages held for sale                            (3,861,248)        (2,790,769)
    Loss on sale of real estate owned                                       21,288
  Changes in assets and liabilities which provided (used) cash:
    Mortgage loans held for resale                                       5,290,935         (8,418,147)
    Accrued interest receivable                                             44,309            270,112
    Other assets                                                          (186,141)           103,549
    Accrued interest payable                                                84,563            255,151
    Accrued expenses and other liabilities                                 327,548            126,550
                                                                   ---------------    ---------------
Net cash provided by (used in) operating activities                      2,863,731         (9,955,306)
                                                                   ---------------    ---------------

Investing activities:
  Purchase of investment securities available for sale                 (15,020,823)        (3,500,000)
  Purchase of Federal Home Loan Bank stock                                (135,300)          (134,300)
  Proceeds from maturity of investment securities
    available for sale                                                  11,656,302         17,000,000
  Net change in loans to customers                                      (5,125,127)          (368,127)
  Purchase of furniture, equipment and leasehold improvements           (1,110,906)          (533,562)
  Costs capitalized for real estate owned                                 (105,441)          (104,682)
  Proceeds on sale of real estate owned                                     12,904            254,049
  Proceeds from the issuance of common stock                               283,806
                                                                   ---------------    ---------------
Net cash (used in) provided by investing activities                     (9,544,585)        12,613,378
                                                                   ---------------    ---------------

Financing activities:
  Increase in demand, savings and time deposits                         11,963,888         12,303,905
  Decrease in borrowed funds                                                               (5,000,000)
                                                                   ---------------    ---------------
Net cash provided by financing activities                               11,963,888          7,303,905
                                                                   ---------------    ---------------

Net increase in cash and cash equivalents                                5,283,034          9,961,977

Cash and cash equivalents, beginning of period                          14,333,676          6,886,426
                                                                   ---------------    ---------------

Cash and cash equivalents, end of period                           $    19,616,710    $    16,848,403
                                                                   ===============    ===============

Supplemental disclosures of cash flow information:
    Interest paid                                                  $     3,548,734    $     4,635,714
                                                                   ===============    ===============

    Income taxes paid                                              $       243,000    $             -
                                                                   ===============    ===============

       See note to unaudited condensed consolidated financial statements.

                  MADISON BANCSHARES GROUP, LTD. AND SUBSIDIARY
          NOTE TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        BUSINESS - Madison Bancshares Group, Ltd. (the "Company") is a one-bank holding company formed pursuant to Section 3(a)(1) of the Bank Holding Company Act of 1956, as amended. The Company was incorporated under the laws of the Commonwealth of Pennsylvania (the "Commonwealth") on May 31, 1988 to engage in the business of commercial banking through its wholly owned subsidiary, The Madison Bank (the "Bank"). The Bank is a commercial bank chartered under the applicable laws of the Commonwealth and is regulated under the Federal Reserve System by the Federal Reserve Bank.

        BASIS OF PRESENTATION - The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions for quarterly reports on Form 10-QSB and, therefore, do not include information or footnotes necessary for a complete presentation of financial condition, results of operations, shareholders' equity and cash flows in conformity with accounting principles generally accepted in the United States of America. However, the financial statements reflect all adjustments which, in the opinion of management, are necessary for fair presentation of financial results and that all adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results which may be expected for the year ended December 31, 2002 or any other period. The unaudited condensed consolidated financial statements presented herein should be read in conjunction with the audited consolidated financial statements and related notes thereto included in the Company's annual report to stockholders for the year ended December 31, 2001.

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

        COMPREHENSIVE INCOME - Amounts from transactions and other events which are currently excluded from the statement of operations and are recorded directly to shareholders' equity and are presented as a component of comprehensive income. Comprehensive income (loss) for the nine months ended September 30, 2002 and 2001 was $76,640 and ($246,789),
        respectively.

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

        In October 2002, the FASB issued SFAS No. 147, ACQUISITIONS OF CERTAIN FINANCIAL INSTITUTIONS. The provisions of this Statement that relate to the application of the purchase method of accounting applies to all acquisitions of financial institutions, except transactions between two or more mutual enterprises. The provisions of this Statement that relate to the application of SFAS No. 144 apply to certain long-term customer-relationship intangible assets recognized in an acquisition of a financial institution, including those acquired in transactions between mutual enterprises. The provisions related to the application of the purchase method of accounting are effective for acquisitions for which the date of acquisition is on or after October 1, 2002. The provisions related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The adoption of this statement is not expected to have an impact on the Company's financial condition or results of operations.